Form 10-Q
period 1995-03-31
DSI REALTY INCOME FUND X
filed 1995-05-11
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1995

/___/ Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

for the transition period from ______________ to ________________.

Commission File Number 0-15346



DSI REALTY INCOME FUND X, A California Limited Partnership
(Exact name of registrant as specified in its charter)

California_______________________________________33-0195079
(State or other jurisdiction of              (I.R.S. Employer
incorporation)                               Identification No.)


          3701 Long Beach Boulevard, Long Beach, California 90807
     (Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code-(213)595-7711

_________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _x_.  No___.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 1995 which is attached hereto as Exhibit "20" and incorporated herein by this reference. Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 1995.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               March 31, 1995.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 1995          DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By__/s/ Robert J. Conway______
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer
SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 1995          DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer