Form 10-K
period 1995-12-31
DSI REALTY INCOME FUND X
filed 1996-04-01
CIK 792989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995. or / /Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to ________________.

Commission File No. 33-5327.

DSI REALTY INCOME FUND X, a California Limited Partnership
(Exact name of registrant as specified in governing instruments)

_________California___________________________33-0195079_____
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization                 identification
                                              number

         37O1 Long Beach Boulevard, Long Beach, California 9O8O7
         (Address of principal executive offices)     (Zip Code)

Registrants telephone number, including area code-(213)595-7711

Securities registered pursuant to Section 12(b) of the Act: none.

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interests
                        (Class of Securities Registered)

     Indicate by check mark, whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9O days. Yes_X____. No______.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     The Registrant is a limited partnership and there is no voting stock. All units of limited partnership sold to date are owned by non-affiliates of the registrant. All such units were sold at $5OO.OO per unit.

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to From 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1995, incorporated by reference to Form 10-K, Part III.

                                     PART I

Item l.  BUSINESS

     Registrant, DSI Realty Income Fund X (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated April 15, 1986. The General Partners are DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. The General Partners are affiliates of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold thirty-one thousand seven hundred eighty-three (31,783) units of limited partnership interests aggregating Fifteen Million Eight Hundred Ninety-One Thousand Five Hundred Dollars ($15,891,500). The General Partners have retained a one percent (l%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future. Registrant is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties, and obtaining federal income tax deductions so that during the early years of operations, all or a portion of such distributable cash may not represent taxable income to its partners. Funds obtained by Registrant during the public offering period of its units were used to acquire five mini-storage facilities. Registrant does not intend to sell additional limited partnership units. The term of the Partnership is fifty years but it is anticipated that Registrant will sell and/or refinance its properties prior to the termination of the Partnership. The Partnership is intended to be self-liquidating and it is not intended that proceeds from the sale or refinancing of its operating properties will be reinvested. Registrant has no full time employees but shares one or more employees with other publicly-held limited partnerships sponsored by the General Partners. The General Partners are vested with authority as to the general management and supervision of the business and affairs of Registrant. Limited Partners have no right to participate in the management or conduct of such business and affairs. An independent management company has been retained to provide day-to-day management services with respect to all of the Partnership's investment properties.

     The average occupancy levels for each of the Partnership's five properties for the years ended December 31, 1995 and December 31, 1994 were as follows:

Location of Property       Average Occupancy        Average Occupancy
                           Level for the            Level for the
                           Year Ended               Year Ended
                           Dec. 31, 1995            Dec. 31, 1994

Ryan Road
Warren, MI                      87%                      92%

Crestwood, IL                   83%                      85%

Groesbeck Hwy
Warren, MI                      93%                      92%

Forrestville, MD                87%                      87%

Troy, MI                        87%                      88%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.

Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 1995 regarding properties owned by the Partnership.

Location          Size of      Net Rentable     No. of            Completion
                  Parcel       Area             Rental Units      Date
Ryan Road,
Warren, MI        4.286 acres  53,779           494                9/30/87

Crestwood, IL     2.96 acres   51,055           463               11/25/87

Groesbeck Hwy,
Warren, MI        4.76 acres   59,281           493                l/23/88

Forrestville,
MD                4.18 acres   56,461           527                8/6/88

Troy, MI          4.98 acres   79,201           498                6/17/88

Item 3.  LEGAL PROCEEDINGS

     Registrant is not a party to any material pending legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 31,783 limited partnership units during its offering and currently has 1,079 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $7.54 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1995 and $6.73 per Limited Partnership Unit for each quarter for the year ended December 31, 1994. Due to adverse conditions in the local economies where certain of the properties are located, it is Registrant's expectations that distributions will continue to be paid in the future, however, at a reduced annualized return of the Limited Partners' capital contributions.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE PERIOD ENDED DECEMBER 31, 1995, 1994, 1993, 1992, and 1991.
         -------------------------------------------------------------------
                        1995         1994        1993       1992        1991
                        ----         ----        ----       ----        ----

TOTAL
REVENUES              $2,529,555 $ 2,292,130 $ 1,926,999 $ 1,756,575 $ 1,644,327

TOTAL
EXPENSES               1,561,433   1,428,672   1,465,990   1,484,287   1,402,251
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME
(LOSS)                $  968,122 $   863,458 $   461,009 $   272,288 $   242,076
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $9,890,145 $10,039,357 $10,059,109 $10,430,241 $11,092,798
                      ========== =========== =========== =========== ===========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES            $1,919,722 $ 1,319,398 $ 1,148,734 $   987,669 $ 1,079,303
                      ========== =========== =========== =========== ===========
NET INCOME
(LOSS)
PER LIMITED
PARTNERSHIP
UNIT                  $    30.16 $     26.90 $     14.36 $      8.48 $      7.54
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT                  $    40.00 $     36.25 $     31.25 $     35.00 $     35.00
                      ========== =========== =========== =========== ===========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     Total revenues increased from $2,292,130 in 1994 to $2,529,555 in 1995, while total expenses increased from $1,428,672 to $1,561,433 resulting in an increase in net income from $863,458 to $968,122. The approximate $217,000 (9.5%) increase in rental revenues can be attributed higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 87.4% for the year ended December 31, 1995, compared to 88.8% for the year ended December 31, 1994. The Partnership continued to increase rental rates where market conditions made such increases feasible. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased by approximately $95,000 (15.9%) primarily due to increases in repairs and maintenance, real estate taxes and salaries and wages. General and administrative expenses increased by approximately $24,000 (12.2%) primarily due to increases in property management fees and other taxes partially offset by lower professional fees. As property management fees are computed as a percentage of rental income, increases in rental income resulted in commensurate increases in property management fees. Other taxes, which consist of Maryland Non-Resident Withholding Taxes, were paid by the Partnership. The General Partners' incentive management fee increased by approximately $11,000 (10.5%). As this fee is computed as a percentage of distributions made to the Limited Partners, the 1995 increases in distributions resulted in an increased general partners' incentive management fee.

1994 COMPARED TO 1993

     Total revenues increased from $1,926,999 in 1993 to $2,292,130 in 1994, while total expenses decreased from $1,465,990 to $1,428,672 resulting in an increase in net income from $461,009 to $863,458. The approximate $354,000 (18.4%) increase in rental revenues can be attributed to a combination of higher occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 88.8% for the year ended December 31, 1994, compared to 87.4% for the year ended December 31, 1993. The Partnership continued to increase rental rates where market conditions made such increases feasible. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased by approximately $85,000 (12.5%) primarily due to decreases in yellow page advertising costs, real estate taxes and repairs and maintenance expenses, which were partially offset by an increase in salaries and wages. General and administrative expenses increased by approximately $26,000 (15.3%) primarily due to increased professional fees and property management fees. As property management fees are computed as a percentage of rental income, increases in rental income resulted in commensurate increases in property management fees. The General Partners' incentive management fee increased by approximately $18,000 (20.8%). As this fee is computed as a percentage of distributions made to the Limited Partners, the 1994 increase in distributions resulted in an increased general partners' incentive management fee.

                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by approximately $600,000 (45.5%) in 1995 compared to 1994 primarily as a result of the increase in net income, repayment of incentive management fees (See Note 4 to Financial Statements) and the deferral of payment of property management and incentive management fees. Net cash provided by operating activities increased by approximately $171,000 (14.9%) in 1994 compared to 1993 primarily as a result of the increase in net income which was offset to some extent by a payment of subordinated incentive management fees to the General Partners (See Note 4 to Financial Statements).

     Cash used in financing activities, as set forth in the statements of cash flows, consists solely of cash distributions to partners. The General Partners determined that effective with the second quarter 1994 distribution which was paid on July 15, 1994, distributions to the limited partners would be increased to an amount which yields a 7% annual return on the capital contributed by the limited partners from an annual return of 6% paid in the prior year. Further, the General Partners determined that effective with the third quarter 1994 distribution which was paid on October 15, 1994, distributions to limited partners would be increased to an amount which yields an 8% annual return on the capital contributed by the limited partners.

     Cash used in investing activities, as set forth in the statement of cash flows, consists of acquisitions of equipment for the Partnership's mini-storage facilities in 1994 and 1995. The Partnership has no material commitments for capital expenditures.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs for the next twelve months.

     The General Partners are not aware of any environmental problems which might have a material adverse impact on the financial position of the Partnership.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached hereto as Exhibit l is the information required to be set forth as Item 8, Part II hereof.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 1995, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 41.63% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 62 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 66 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 72 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT RENUMERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

     (a) No annuity, pension or retirement benefits are proposed to be paid by Registrant to any of the General Partners or to any officer or director of the corporate General Partner;

     (b) No standard or other arrangement exists by which directors of the Registrant are compensated;

     (c) The Registrant has not granted any option to purchase any of its securities; and

     (d) The Registrant has no plan, nor does the Registrant presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1995, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its year ended December 31, 1995, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1995. (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 28, 1996
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 28, 1996
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 28, 1996
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 28, 1996
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

                            DSI REALTY INCOME FUND X

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1995, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------

                        1995         1994        1993       1992        1991
                        ----         ----        ----       ----        ----

TOTAL
REVENUES              $2,529,555 $ 2,292,130 $ 1,926,999 $ 1,756,575 $ 1,644,327

TOTAL
EXPENSES               1,561,433   1,428,672   1,465,990   1,484,287   1,402,251
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME
(LOSS)                $  968,122 $   863,458 $   461,009 $   272,288 $   242,076
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $9,890,145 $10,039,357 $10,059,109 $10,430,241 $11,092,798
                      ========== =========== =========== =========== ===========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES            $1,919,722 $ 1,319,398 $ 1,148,734 $   987,669 $ 1,079,303
                      ========== =========== =========== =========== ===========
NET INCOME
(LOSS)
PER LIMITED
PARTNERSHIP
UNIT                  $    30.16 $     26.90 $     14.36 $      8.48 $      7.54
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT                  $    40.00 $     36.25 $     31.25 $     35.00 $     35.00
                      ========== =========== =========== =========== ===========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1995.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $   968,122    $ 8,155,313
Excess financial statement depreciation                  182,739      1,406,024
Capitalization of syndication costs                                   1,694,248
Accrued incentive management fee                         115,576        881,742
Accrued partner distributions                                           321,042
Deferred rental revenues                                  18,575      74,734
Acquisition costs capitalized for
tax purposes                                                          1,146,936
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,285,012    $13,680,039
                                                     ===========    ===========
Net taxable income per $500 limited
partnership unit                                     $     40.43
                                                     ===========

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 1995 and 1994                             F-2

    Statements of Income for the Three
        Years Ended December 31, 1995                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1995                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 1995                                              F-5

    Notes to Financial Statements                                            F-6


SUPPLEMENTAL SCHEDULE:

    Independent Auditors' Report                                             F-8

    Schedule XI - Real Estate and Accumulated Depreciation                   F-9


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund X:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund VI at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


January 31, 1996
DELOITTE & TOUCHE
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


ASSETS                                                  1995             1994

CASH AND CASH EQUIVALENTS                           $ 1,132,783      $   590,983

PROPERTY, At cost (net of accumulated
depreciation of $4,091,582
in 1995 and $3,558,693 in 1994)
(Notes 1, 2 and 3)                                    8,684,418        9,123,547

RECEIVABLE FROM GENERAL PARTNERS
(Note 4)                                                                 271,362

OTHER ASSETS                                             72,944           53,465
                                                    -----------      -----------
TOTAL                                               $ 9,890,145      $10,039,357
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners                           $   321,040      $   321,040
Incentive management fee payable to
general partners (Note 4)                               881,742          766,166
Property management fees payable (Note 1)               422,265          386,178
Customer deposits and other liabilities                 109,785           94,620
                                                    -----------      -----------
Total liabilities                                     1,734,832        1,568,004
                                                    -----------      -----------
PARTNERS' EQUITY (Notes 1 and 4):
General partners                                        (60,475)        (57,314)
Limited partners (31,783 limited
partnership units outstanding
at December 31, 1995 and 1994)                        8,215,788        8,528,667
                                                   ------------      -----------
Total partners' equity                                8,155,313        8,471,353
                                                   ------------      -----------
TOTAL                                               $ 9,890,145      $10,039,357
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------


                                               1995         1994         1993

REVENUES:
Rental revenues                             $2,495,544   $2,278,057   $1,924,108
Interest income                                 34,011       14,073        2,891
                                            ----------   ----------   ----------
Total revenues                               2,529,555    2,292,130    1,926,999
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation (Note 2)                         532,889      529,431      526,615
 Operating expenses (Note 1)                   692,615      598,094      682,682
 General and administrative                    220,353      196,407      170,013
 General partners' incentive
  management fee (Note 4)                      115,576      104,740       86,680
                                            ----------   ----------   ----------
Total expenses                               1,561,433    1,428,672    1,465,990
                                            ----------   ----------   ----------
NET INCOME                                  $  968,122   $  863,458   $  461,009
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  958,441   $  854,823   $  456,399
General partners                                 9,681        8,635        4,610
                                            ----------   ----------   ----------
TOTAL                                       $  968,122   $  863,458   $  461,009
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    30.16  $    26.90   $    14.36
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE AT JANUARY 1, 1993             ($49,290)    $ 9,323,068     $ 9,273,778

 Net income                               4,610        456,399         461,009

 Distributions (Note 4)                  (9,631)       (953,490)       (963,121)
                                        -------      ----------      ----------
BALANCE AT DECEMBER 31, 1993            (54,311)      8,825,977       8,771,666

 Net income                               8,635         854,823         863,458

 Distributions (Note 4)                 (11,638)     (1,152,133)     (1,163,771)
                                        -------      ----------      -----------
BALANCE AT DECEMBER 31, 1994            (57,314)      8,528,667       8,471,353

 Net income                               9,681         958,441         968,122

 Distributions (Note 4)                 (12,842)     (1,271,320)     (1,284,162)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995           ($60,475)    $ 8,215,788     $ 8,155,313
                                        =======     ===========     ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1995
- --------------------------------------------------------------------------------


                                            1995          1994          1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers            $ 2,501,640   $ 2,278,057   $ 1,914,108
Interest and other income received           34,011        14,073         2,891
Cash paid to suppliers and employees       (615,929)     (972,732)     (768,265)
                                       -----------   -----------   ------------
  Net cash provided by operating
  activities                              1,919,722     1,319,398     1,148,734

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,284,162)   (1,083,511)   (1,003,251)

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                       (93,760)      (57,945)
                                        -----------   -----------   ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            541,800       177,942       145,483

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        590,983       413,041       267,558
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $ 1,132,783   $   590,983   $   413,041
                                        ===========   ===========   ============
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                              $   968,122   $   863,458   $   461,009
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization               532,889       529,431       526,615
Changes in assets and liabilities:
 Receivable from general partners           271,362      (271,362)
 Other assets                               (19,479)       (2,430)      (10,000)
 Incentive management fee payable to
  general partners                          115,576        104,740      86,680
 Property management fee payable             36,087         88,881       95,705
 Customer deposits and other
  liabilities                                15,165          6,680      (11,275)
                                        -----------   -----------   ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              $ 1,919,722    $ 1,319,398   $ 1,148,734
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1995


1.   GENERAL

     DSI Realty Income Fund X, a California Real Estate Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc. Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units, which were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership as a maximum life of 50 years and was formed on March 27, 1981 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership owns five mini-storage properties, two of which are located in Warren, Michigan; one in Crestwood, Illinois; one in Troy, Michigan; and one in Forestville, Maryland. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner. The mini-storage facilities are operated for the Partnership by Dahn under various agreements which are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from operations, as defined.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (31,783 in 1995, 1994 and 1993).

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss.

     Property and Depreciation - Property is recorded at cost and is comprised primarily of mini-storage facilities. Depreciation is provided for using the straight-line method over an estimated useful life of 20 years for the facilities.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   PROPERTY

     As of December 31, 1995 and 1994, the total cost of property and accumulated depreciation are as follows:

                                                  1995                1994
       Land                                   $ 2,089,882        $ 2,089,882
       Buildings and improvements              10,686,118         10,592,358
                                              -----------        -----------

       Total                                   12,776,000         12,682,240
       Less accumulated depreciation           (4,091,582)        (3,558,693)
                                              -----------         ----------

       Property, net                          $ 8,684,418         $ 9,123,547
                                              ===========         ===========

4.   ALLOCATION OF PROFITS AND LOSSES

     Under the Agreement of Limited Partnership, the general partners are to be allocated 1% of the net profits or losses from operations and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of the project.

     The general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution on a cumulative basis. Incentive management fee payable to general partners at December 31, 1995 and 1994 is $881,742 and $766,166, respectively.

     In December 1994, subordinated incentive management fees in the amount of $271,362 were distributed to the general partners in error. The amount, which is reflected as receivable from general partners in the 1994 financial statements, was repaid in full on February 27,1995, with interest at a rate of aproximately 5%.

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund X:

We have audited the financial statements of DSI Realty Income Fund X (the "Partnership") as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 31, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statements schedule of DSI Realty Income Fund X, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statements schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


January 31, 1996
DELOITTE & TOUCHE LLP
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
- --------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Ryan Road, Warren,
 Michigan             None    $277,799  $1,715,183                   $277,799  $1,715,183  $1,992,982   $693,429  12/87 02/87 20 Yrs
Crestwood, Illinois   None     205,960   1,631,179                    205,960   1,631,179   1,837,139    659,471  12/87 04/87 20 Yrs
Grosebeck Highway,
Warren, Michigan      None     314,517   1,760,657    59,165          314,517   1,819,822   2,134,339    711,392  01/88 04/87 20 Yrs
Forestville, Maryland None     755,000   2,278,110     7,980          755,000   2,286,090   3,041,090    846,241  07/88 08/87 20 Yrs
Troy, Michigan        None     536,606   3,148,119    85,725          536,606   3,233,844   3,770,450  1,181,049  06/88 06/88 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,882 $10,533,248  $152,870       $2,089,882 $10,686,118 $12,776,000*$4,091,582
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1993             $12,624,295     $2,502,647
                 Additions                                               526,615
                                                      -----------     ----------
               Balance at December 31, 1993            12,624,295      3,029,262
                 Additions                                 57,945        529,431
                                                      -----------     ----------
               Balance at December 31, 1994            12,682,240      3,558,693
                 Additions                                 93,760        532,889
                                                      -----------     ----------
               Balance at December 31, 1995           $12,776,000     $4,091,582
                                                      ===========     ==========

The total cost at the end of the period for Federal income tax purposes was approximately $13,829,000.

                                    EXHIBIT 2

                                 March 28, 1996

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND X

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities, including two in Warren, MI. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1995 and December 31, 1994 were as follows:

Location of Property         Average Occupancy          Average Occupancy
                             Level for the              Level for the
                             Year Ended                 Year Ended
                             Dec. 31, 1995              Dec. 31, 1994

Ryan Road,
Warren, MI                        87%                        92%

Crestwood, IL                     83%                        85%

Groesbeck Hwy,
Warren, MI                        93%                        92%

Forrestville, MD                  87%                        87%

Troy, MI                          87%                        88%

     We will keep you informed of the activities of DSI Realty Income Fund X as they develop. If you have any questions, please contact us at your convenience at (310) 424-2655.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND X
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President