Form 10-K
period 1996-12-31
DSI REALTY INCOME FUND X
filed 1997-03-27
CIK 792989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996. or / /Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to ________________.

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

Registrants telephone number, including area code-(562)595-7711

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to From 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1996, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's five properties for the years ended December 31, 1996 and December 31, 1995 were as follows:

Location of Property       Average Occupancy        Average Occupancy
                           Level for the            Level for the
                           Year Ended               Year Ended
                           Dec. 31, 1996            Dec. 31, 1995

Ryan Road
Warren, MI                      86%                      87%

Crestwood, IL                   83%                      83%

Groesbeck Hwy
Warren, MI                      88%                      93%

Forrestville, MD                90%                      87%

Troy, MI                        87%                      87%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.

Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 1996 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 31,783 limited partnership units during its offering and currently has 1,040 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $11.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1996 and $10.00 per Limited Partnership Unit for each quarter for the year ended December 31, 1995. Due to adverse conditions in the local economies where certain of the properties are located, it is Registrant's expectations that distributions will continue to be paid in the future, however, at a reduced annualized return of the Limited Partners' capital contributions.

Item 6.  SELECTED FINANCIAL DATA
         FOR THE PERIOD ENDED DECEMBER 31, 1996, 1995, 1994, 1993, and 1992.
         -------------------------------------------------------------------
                        1996         1995        1994       1993        1992
                        ----         ----        ----       ----        ----

TOTAL
REVENUES              $2,667,128  $2,529,555 $ 2,292,130 $ 1,926,999 $ 1,756,575

TOTAL
EXPENSES               1,574,943   1,561,433   1,428,672   1,465,990   1,484,287
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $1,092,185  $  968,122 $   863,458 $   461,009 $   272,288
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $9,811,469  $9,890,145 $10,039,357 $10,059,109 $10,430,241
                      ========== =========== =========== =========== ===========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES            $1,906,898  $1,919,722 $ 1,319,398 $ 1,148,734 $   987,669
                      ========== =========== =========== =========== ===========
NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    45.00  $    30.16 $     26.90 $     14.36 $      8.48
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
                      ========== =========== =========== =========== ===========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     Total revenues increased from $2,529,555 in 1995 to $2,667,128 in 1996, while total expenses increased from $1,561,433 to $1,574,943 resulting in an increase in net income from $968,122 to $1,092,185. The approximate $125,100 (5%) increase in rental revenues can be attributed higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 86.4% for the year ended December 31, 1996, compared to 87.4% for the year ended December 31, 1995. The Partnership continued to increase rental rates where market conditions made such increases feasible. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased by approximately $23,100 (3.3%) primarily due to decreases in yellow pages advertising costs, repairs and maintenance, real estate taxes and salaries and wages. General and administrative expenses increased by approximately $14,200 (6.4%) primarily due to increases in property management fees and other taxes. As property management fees are computed as a percentage of rental income increases in rental income resulted in commensurate increases in property management fees. Other taxes, which consist of Maryland Non-Resident Withholding Taxes, were paid by the Partnership. The General Partners' incentive management fee increased by approximately $14,400 (12.4%). As this fee is computed as a percentage of distributions made to the Limited Partners, the 1996 increase in distributions resulted in an incrased general partners' incentive management fee.

1995 COMPARED TO 1994

     Total revenues increased from $2,292,130 in 1994 to $2,529,555 in 1995, while total expenses increased from $1,428,672 to $1,561,433 resulting in an increase in net income from $863,458 to $968,122. The approximate $217,000 (9.5%) increase in rental revenues can be attributed to higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 87.4% for the year ended December 31, 1995, compared to 88.8% for the year ended December 31, 1994. The Partnership continued to increase rental rates where market conditions made such increases feasible. Operating expenses increased by approximately $95,000 (15.9%) primarily due to increases in repairs and maintenance, real estate taxes and salaries and wages. General and administrative expenses increased by approximately $24,000 (12.2%) primarily due to increases in property management fees and other taxes partially offset by lower professional fees. As property management fees are computed as a percentage of rental income, increases in rental income resulted in commensurate increases in property management fees. Other taxes, which consist of Maryland Non-Resident Withholding Taxes, were paid by the Partnership. The General Partners' incentive management fee increased by approximately $11,000 (10.5%). As this fee is computed as a percentage of distributions made to the Limited Partners, the 1995 increases in distributions resulted in an increased general partners' incentive management fee.


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased by approximately $13,000 (0.7%) in 1996 compared to 1995 primarily as a result of the decrease in repayment of amounts formerly due from the general partners partially offset by the increase in net income and the deferral of payment of property management and incentive management fees. Net cash provided by operating activities increased by approximately $600,000 (45.5%) in 1995 compared to 1994 primarily as a result of the increase in net income, repayment of amounts due from the general partners and the deferral of payment of property management and incentive management fees.

     Cash used in financing activities, as set forth in the statements of cash flows, consists solely of cash distributions to partners. The General Partners determined that effective with the second quarter 1994 distribution which was paid on July 15, 1994, distributions to the limited partners would be increased to an amount which yields a 7% annual return on the capital contributed by the limited partners from an annual return of 6% paid in the prior year. Further, the General Partners determined that effective with the third quarter 1994 distribution which was paid on October 15, 1994, distributions to limited partners would be increased to an amount which yields an 8% annual return on the capital contributed by the limited partners. In addition, a special distribution of 1% was declared and paid on December 15, 1996.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 1996, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 45.43% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 63 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 67 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 73 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT RENUMERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1996, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1996, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its year ended December 31, 1996, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1996. (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 28, 1997
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 28, 1997
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 28, 1997
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 28, 1997
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

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

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

                        1996         1995        1994       1993        1992
                        ----         ----        ----       ----        ----

TOTAL
REVENUES              $2,667,128  $2,529,555 $ 2,292,130 $ 1,926,999 $ 1,756,575

TOTAL
EXPENSES               1,574,943   1,561,433   1,428,672   1,465,990   1,484,287
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $1,092,185  $  968,122 $   863,458 $   461,009 $   272,288
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $9,811,469  $9,890,145 $10,039,357 $10,059,109 $10,430,241
                      ========== =========== =========== =========== ===========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES            $1,906,898  $1,919,722 $ 1,319,398 $ 1,148,734 $   987,669
                      ========== =========== =========== =========== ===========
NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    34.02  $    30.16 $     26.90 $     14.36 $      8.48
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT                  $    45.00  $    40.00 $     36.25 $     31.25 $     35.00
                      ========== =========== =========== =========== ===========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1996.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $ 1,092,185    $ 7,802,814
Excess financial statement depreciation                  186,572      1,592,596
Capitalization of syndication costs                                   1,694,248
Accrued incentive management fee                         130,022      1,011,766
Accrued partner distributions                                           321,042
Deferred rental revenues                                                 74,734
Acquisition costs capitalized for
tax purposes                                                          1,146,936
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,408,779    $13,644,136
                                                     ===========    ===========
Net taxable income per $500 limited
partnership unit                                     $     44.32
                                                     ===========

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 1996 and 1995                             F-2

    Statements of Income for the Three
        Years Ended December 31, 1996                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1996                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 1996                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund X:

We have audited the accompanying balance sheets of DSI Realty Income Fund VI, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund X at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


January 31, 1997
DELOITTE & TOUCHE
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------


ASSETS                                                  1996             1995

CASH AND CASH EQUIVALENTS                           $ 1,455,407      $ 1,132,783

PROPERTY, At cost (net of accumulated
depreciation of $4,632,473
in 1996 and $4,091,582 in 1995)
(Notes 1, 2 and 3)                                    8,283,118        8,684,418

OTHER ASSETS                                             72,944           72,944
                                                    -----------      -----------
TOTAL                                               $ 9,811,469      $ 9,890,145
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners (Note 4)                  $   321,040      $   321,040
Incentive management fee payable to
general partners (Note 4)                             1,011,764          881,742
Property management fees payable (Note 1)               553,299          422,265
Customer deposits and other liabilities                 122,552          109,785
                                                    -----------      -----------
Total liabilities                                     2,008,655        1,734,832
                                                    -----------      -----------
PARTNERS' EQUITY (Notes 1 and 4):
General partners                                        (64,000)        (60,475)
Limited partners (31,783 limited
partnership units outstanding
at December 31, 1996 and 1995)                        7,866,814        8,215,788
                                                   ------------      -----------
Total partners' equity                                7,802,814        8,155,313
                                                   ------------      -----------
TOTAL                                               $ 9,811,469      $ 9,890,145
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                               1996         1995         1994

REVENUES:
Rental revenues                             $2,620,682   $2,495,544   $2,278,057
Interest income                                 46,446       34,011       14,073
                                            ----------   ----------   ----------
Total revenues                               2,667,128    2,529,555    2,292,130
                                            ----------   ----------   ----------
EXPENSES:
 Depreciation (Note 2)                         540,890      532,889      529,431
 Operating expenses (Note 1)                   669,469      692,615      598,094
 General and administrative                    234,562      220,353      196,407
 General partners' incentive
  management fee (Note 4)                      130,022      115,576      104,740
                                            ----------   ----------   ----------
Total expenses                               1,574,943    1,561,433    1,428,672
                                            ----------   ----------   ----------
NET INCOME                                  $1,092,185   $  968,122   $  863,458
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,081,263   $  958,441   $  854,823
General partners                                10,922        9,681        8,635
                                            ----------   ----------   ----------
TOTAL                                       $1,092,185   $  968,122   $  863,458
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    34.02   $    30.16  $    26.90
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE AT JANUARY 1, 1994              (54,311)      8,825,977       8,771,666

 Net income                               8,635         854,823         863,458

 Distributions                          (11,638)     (1,152,133)     (1,163,771)
                                        -------      ----------      -----------
BALANCE AT DECEMBER 31, 1994            (57,314)      8,528,667       8,471,353

 Net income                               9,681         958,441         968,122

 Distributions                          (12,842)     (1,271,320)     (1,284,162)
                                        -------     -----------     -----------
BALANCE AT DECEMBER 31, 1995            (60,475)      8,215,788       8,155,313

 Net income                              10,922       1,081,263       1,092,185

 Distributions                          (14,447)     (1,430,237)     (1,444,684)

BALANCE AT DECEMBER 31, 1996           $(64,000)     $7,866,814      $7,802,814
                                        =======      ==========      ==========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                            1996          1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers            $ 2,620,682   $ 2,501,640   $ 2,278,057
Interest and other income received           46,446        34,011        14,073
Cash paid to suppliers and employees       (760,230)     (615,929)     (972,732)
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,906,898     1,919,722     1,319,398

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,444,684)   (1,284,162)   (1,083,511)

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                      (139,590)      (93,760)      (57,945)
                                        -----------    -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                            322,624       541,800       177,942

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                      1,132,783       590,983       413,041
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $ 1,455,407   $ 1,132,783   $   590,983
                                        ===========   ===========   ============
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                              $ 1,092,185   $   968,122   $   863,458
Adjustments to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization               540,890       532,889       529,431
Changes in assets and liabilities:
 Receivable from general partners                         271,362      (271,362)
 Other assets                                             (19,479)       (2,430)
 Incentive management fee payable to
  general partners                          130,022       115,576       104,740
 Property management fee payable            131,034        36,087        88,881
 Customer deposits and other
  liabilities                                12,767        15,165         6,680
                                        -----------   -----------   ------------
NET CASH PROVIDED BY OPERATING
ACTIVITIES                              $ 1,906,898   $ 1,919,722   $ 1,319,398
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1996


1.   GENERAL

     DSI Realty Income Fund X, a California Real Estate Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc. Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units, which were purchased for $500 a unit. The general partners have made no capital contribution to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on May 1, 1986 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership has acquired five mini-storage properties, two of which are located in Warren, Michigan; one in Crestwood, Illinois; one in Troy, Michigan; and one in Forestville, Maryland. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners. The mini-storage facilities are operated for the Partnership by Dahn under various agreements which are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay
      Dahn a property management fee equal to 5% of gross revenue, as defined.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Property and Depreciation - Property is recorded at cost and is composed mini-storage facilities. Depreciation is provided using the straight-line method over an estimated useful life of 20 years for the facilities. Building improvements are depreciated over a five year period.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $5,841,322.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (31,783 in 1996, 1995 and 1994).

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership's management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment. As of December 31, 1996, no impairment losses were required.

3.   PROPERTY

     As of December 31, 1996 and 1995, the total cost of property and accumulated depreciation are as follows:

                                                    1996                1995

     Land                                        $ 2,089,882        $ 2,089,882
     Buildings and improvements                   10,825,708        10,686,118
                                                 -----------        ------------
     Total                                       $12,915,590       $12,776,000
     Accumulated depreciation                     (4,632,472)       (4,091,582)
                                                 -----------       -----------
     Property, net                               $ 8,283,118       $ 8,684,418
                                                 ===========        ==========

4.  ALLOCATION OF PROFITS AND LOSSES

     Under the Agreement of Limited Partnership, the general partners are to be allocated 1% of the net profits or net losses from operations, and the limited partners are to be allocated the balance of the net profit or loss from operations in proportion to their limited partnership interests. The general partners are also entitled to receive a percentage based on a predetermined formula, of any cash distribution from the sale, other disposition or refinancing of a real estate project.

     In addition, the general partners are entitled to an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the Partnership distributions made from cash available for distribution from operations, as defined, and the payment of such fee is subordinated to a cumulative return to the limited partners of 8.1% of the offering proceeds as defined.

INDEPENDENT AUDITORS' REPORT


To the Partners of
DSI Realty Income Fund X:

We have audited the financial statements of DSI Realty Income Fund X (the "Partnership") as of December 31, 1996 and 1995, and for the three years ended December 31, 1996, and have issued our report thereon dated January 31, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of DSI Realty Income Fund IX, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


January 31, 1997

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Ryan Road, Warren
 Michigan             None    $277,799  $1,715,183   $ 2,309         $277,799  $1,717,492  $1,995,291   $779,446  12/87 02/87 20 Yrs
Crestwood,Illinois    None     205,960   1,631,179     3,211          205,960   1,634,390   1,840,350    741,351  12/87 04/87 20 Yrs
Grosebeck Highway
 Warren, Michigan     None     314,517   1,760,657    67,206          314,517   1,827,863   2,142,380    804,667  01/88 04/87 20 Yrs
Forestville, Maryland None     755,000   2,278,110     9,145          755,000   2,287,255   3,042,255    961,573  07/88 08/87 20 Yrs
Troy, Michigan        None     536,606   3,148,119   210,589          536,606   3,358,708   3,895,314  1,345,435  06/88 06/88 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,882 $10,533,248  $292,460       $2,089,882 $10,825,708 $12,915,590*$4,632,472
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1994             $12,624,295     $3,029,262
                 Additions                                 57,945        529,431
                                                      -----------     ----------
               Balance at December 31, 1995            12,682,240      3,558,693
                 Additions                                 93,760        532,889
                                                      -----------     ----------
               Balance at December 31, 1996            12,776,000      4,091,582
                 Additions                                139,590        540,890
                                                      -----------     ----------
               Balance at December 31, 1996           $12,915,590     $4,632,472
                                                      ===========     ==========

The total cost at the end of the period for Federal income tax purposes was approximately $10,975,000.

                                    EXHIBIT 2
                                 March 28, 1997

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND X

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1996 and 1996, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1996 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund VIII. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1996 and December 31, 1995 were as follows:

Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1996              Dec. 31, 1995

Crestwood,IL                         83%                         83%

Forestville, MD                      90%                         89%

Groesbeck Hwy, MI                    88%                         90%

Ryan Rd, MI                          86%                         86%

Troy, MI                             85%                         85%


     We will keep you informed of the activities of DSI Realty Income Fund X as they develop. If you have any questions, please contact us at your convenience at (562) 424-2655.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND X
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President