Form 10-K
period 1998-12-31
DSI REALTY INCOME FUND X
filed 1999-04-01
CIK 792989

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                    FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1998. or / /Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to ________________.

Commission File No. 33-5327.

DSI REALTY INCOME FUND X, a California Limited Partnership
(Exact name of registrant as specified in governing instruments)

_________California___________________________33-0195079_____
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization                 identification
                                              number

         6700 E. Pacific Coast Hwy., Long Beach, California 9O8O3
         (Address of principal executive offices)     (Zip Code)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 1998, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 1998, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 1998, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's five properties for the years ended December 31, 1998 and December 31, 1997 were as follows:

Location of Property       Average Occupancy        Average Occupancy
                           Level for the            Level for the
                           Year Ended               Year Ended
                           Dec. 31, 1998            Dec. 31, 1997

Ryan Road
Warren, MI                      80%                      84%

Crestwood, IL                   82%                      82%

Groesbeck Hwy
Warren, MI                      85%                      86%

Forrestville, MD                84%                      86%

Troy, MI                        83%                      85%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.

Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 1998 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 31,783 limited partnership units during its offering and currently has 997 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $12.62 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1998 and $12.59 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1997 and $11.25 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1996. Due to adverse conditions in the local economies where certain of the properties are located, it is Registrant's expectations that distributions will continue to be paid in the future, however, at a reduced annualized return of the Limited Partners' capital contributions.

Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 1998
         -------------------------------------------------------------------
                        1998         1997        1996       1995        1994
                        ----         ----        ----       ----        ----

TOTAL
REVENUES              $2,707,174  $2,659,936  $2,667,128  $2,529,555 $ 2,292,130

TOTAL
EXPENSES               1,626,960   1,628,097   1,574,943   1,561,433   1,428,672
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $1,080,214  $1,031,839  $1,092,185  $  968,122 $   863,458
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $9,050,011  $9,300,328  $9,811,469  $9,890,145 $10,039,357
                      ========== =========== =========== =========== ===========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES            $1,918,525  $1,644,418  $1,906,898  $1,919,722 $ 1,319,398
                      ========== =========== =========== =========== ===========
NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    33.65  $    32.14  $    34.02  $    30.16 $     26.90
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT                  $    50.51  $    50.37 $     45.00 $     40.00 $     36.25
                      ========== =========== =========== =========== ===========

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     Total revenues increased from $2,659,936 in 1997 to $2,707,174 in 1998, while total expenses decreased from $1,628,097 to $1,626,960 resulting in an increase in net income from $1,031,839 to $1,080,214. The approximate $39,400 (1.5%) increase in rental revenues can be attributed to higher unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 82.7% for the year ended December 31, 1998, compared to 84.5% for the year ended December 31, 1997. The Partnership continued to increase rental rates where market conditions made such increases feasible. Operating expenses decreased by approximately $11,200 (1.8%) primarily due to decreases in repairs and maintenance, legal and professional and worker's conpensation insurance expenses partially offset by increases in real estate tax and salary and wage expenses. General and administrative expenses increased by approximately $5,800 (3.3%) primarily due to an increase in Michigan State Taxes. The General Partners' incentive management fee remained constant. Property management fees increased by approximately $2,700 (2.1%). Property management fees, which are computed as a percentage of rental revenue, increased as a result of the increase in rental revenue.


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


                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by approximately $274,100 (16.7%) primarily as a result of an increase net income, deferral of property management and incentive management fees and a decrease in other assets. Net cash provided by operating activities increased by approximately $262,500 (13.8%) in 1997 compared to 1996 primarily as a result of the decrease in net income and partial payment of accrued property management fees.

     Cash used in financing activities, as set forth in the statements of cash flows, consists solely of cash distributions to partners. Special distributions of 2%, 2% and 1% were declared and paid on December 15, 1998, 1997 and 1996, respectively.

     Cash used in investing activities, as set forth in the statement of cash flows, consists of acquisitions of equipment for the Partnership's mini-storage facilities in 1996 and 1997. The Partnership has no material commitments for capital expenditures.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs for the next twelve months.

     The Year 2000 issue refers to the inability of certain computer systems to recognize a date using "00" as the Year 2000. The Partnership has implemented a Year 2000 program, which ahs three phases: (1) identification;
(2) remediation; and (3) testing and verification. The Partnership, as well as the property management company and the Partnership's warehouse facilities have completed those phases. Computer programs have been upgraded and tested to function properly with respect to the dates in the Year 2000 and thereafter. Year 2000 compliance costs are nominal and have been expensed in the regular course of business. The Partnership provides no assurance that third-party suppliers and customers will be compliant. Nevertheless, the Partnership does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 1998, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 65 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 69 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 75 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT RENUMERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1998, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 1998, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. Please see information contained in Item 10 hereinabove.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 1998, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its year ended December 31, 1998, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 1998. (b) No reports on Form 8K were filed during the fiscal year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By_____________________________     Dated:  March 31, 1999
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)



By____________________________      Dated:  March 31, 1999
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner



By:__________________________               Dated:  March 31, 1999
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director



By___________________________               Dated:  March 31, 1999
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)

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

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.

                                    EXHIBIT l
DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

                        1998         1997        1996       1995        1994
                        ----         ----        ----       ----        ----

TOTAL
REVENUES              $2,707,174  $2,659,936  $2,667,128  $2,529,555 $ 2,292,130

TOTAL
EXPENSES               1,626,960   1,628,097   1,574,943   1,561,433   1,428,672
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $1,080,214  $1,031,839  $1,092,185  $  968,122 $   863,458
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $9,050,011  $9,300,328  $9,811,469  $9,890,145 $10,039,357
                      ========== =========== =========== =========== ===========

NET CASH
PROVIDED BY
OPERATING
ACTIVITIES            $1,918,525  $1,644,418  $1,906,898  $1,919,722 $ 1,319,398
                      ========== =========== =========== =========== ===========
NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    33.65  $    32.14  $    34.02  $    30.16 $     26.90
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER $500
LIMITED
PARTNERSHIP
UNIT                  $    50.51  $    50.37  $    45.00  $    40.00 $     36.25
                      ========== =========== =========== =========== ===========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 1998.


                                                      Operating        Partners'
                                                        Results         Equity

Per financial statements                             $ 1,080,214    $ 6,676,395
Excess financial statement depreciation                  181,316      1,955,960
Capitalization of syndication costs                                   1,694,248
Accrued incentive management fee                         145,930      1,302,163
Accrued partner distributions                                           321,042
Deferred rental revenues                                                 74,734
Acquisition costs capitalized for
tax purposes                                                          1,146,936
State taxes                                              (16,240)
Other                                                                        (6)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,391,220    $13,171,478
                                                     ===========    ===========
Net taxable income per $500 limited
partnership unit                                     $     43.77
                                                     ===========

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 1998 and 1997                             F-2

    Statements of Income for the Three
        Years Ended December 31, 1998                                        F-3

    Statements of Changes in Partners' Equity for
        the Three Years Ended December 31, 1998                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 1998                                              F-5

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

INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund X:

We have audited the accompanying balance sheets of DSI Realty Income Fund X, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund X at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


February 5, 1999
DELOITTE & TOUCHE
LONG BEACH, CALIFORNIA

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


ASSETS                                                  1998             1997

CASH AND CASH EQUIVALENTS                           $ 1,772,250      $ 1,475,167

PROPERTY, net (Notes 1, 2 and 3)                      7,213,688        7,752,217

OTHER ASSETS                                             64,073           72,944
                                                    -----------      -----------
TOTAL                                               $ 9,050,011      $ 9,300,328
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners (Note 4)                  $   321,040      $   321,040
Incentive management fee payable to
general partners (Note 4)                             1,302,163        1,156,233
Property management fees payable (Note 1)               616,627          483,594
Customer deposits and other liabilities                 133,786          121,838
                                                    -----------      -----------
Total liabilities                                     2,373,616        2,082,705
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Notes 1 and 4):
General partners                                        (75,264)        (69,852)
Limited partners (31,783 limited
partnership units outstanding
at December 31, 1998 and 1997)                        6,751,659        7,287,475
                                                   ------------      -----------
Total partners' equity                                6,676,395        7,217,623
                                                   ------------      -----------
TOTAL                                               $ 9,050,011      $ 9,300,328
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                               1998         1997         1996

REVENUES:
Rental revenues                             $2,645,296   $2,605,899   $2,620,682
Interest and other income                       61,878       54,037       46,446
                                            ----------   ----------   ----------
Total revenues                               2,707,174    2,659,936    2,667,128
                                            ----------   ----------   ----------

EXPENSES:
 Depreciation (Note 2)                         538,529      538,529      540,890
 Operating                                     628,231      639,403      606,374
 General and administrative                    181,236      175,402      166,622
 General partners' incentive
  management fee (Note 4)                      145,930      144,469      130,022
 Property management (Note 1)                  133,034      130,294      131,035
                                            ----------   ----------   ----------
Total expenses                               1,626,960    1,628,097    1,574,943
                                            ----------   ----------   ----------
NET INCOME                                  $1,080,214   $1,031,839   $1,092,185
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,069,412   $1,021,521   $1,081,263
General partners                                10,802       10,318       10,922
                                            ----------   ----------   ----------
TOTAL                                       $1,080,214   $1,031,839   $1,092,185
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    33.65   $    32.14   $    34.02
                                            ==========   ==========   ==========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE AT JANUARY 1, 1996              (60,475)      8,215,788       8,155,313

 Net income                              10,922       1,081,263       1,092,185

 Distributions                          (14,447)     (1,430,237)     (1,444,684)
                                        -------      ----------      ----------
BALANCE AT DECEMBER 31, 1996           $(64,000)     $7,866,814      $7,802,814

 Net income                              10,318       1,021,521       1,031,839

 Distributions                          (16,170)     (1,600,860)     (1,617,030)
                                        -------      ----------      ----------
BALANCE AT DECEMBER 31, 1997           $(69,852)     $7,287,475      $7,217,623

 Net income                              10,802       1,069,412       1,080,214

 Distributions                          (16,214)     (1,605,228)     (1,621,442)
                                        -------      ----------      ----------
                                       $(75,264)     $6,751,659      $6,676,395
                                        =======      ==========      ==========


See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------


                                            1998          1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $1,080,214    $1,031,839    $1,092,185
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              538,529       538,529       540,890
  Changes in assets and liabilities:
   Receivable from general partners
   Other assets                               8,871
   Incentive management fee
    payable to general partners             145,930       144,469       130,022
   Property management fee payable          133,033       (69,705)      131,034
   Customer deposits and other
    liabilities                              11,948          (714)       12,767
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,918,525     1,644,418     1,906,898

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,621,442)   (1,617,030)   (1,444,684)

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                                      (7,628)     (139,590)
                                        -----------    -----------   -----------
NET INCREASE IN CASH AND
CASH EQUIVALENTS                            297,083        19,760       322,624

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                      1,475,167     1,455,407     1,132,783
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $ 1,772,250   $ 1,475,167   $ 1,455,407
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 1998


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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the bases of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $6,495,083.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (31,783 in 1998, 1997 and 1996).

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership recognizes an impairment. No impairment losses were recognized in 1998, 1997 or 1996.

     Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

     Concentration of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.

3.   PROPERTY

     As of December 31, 1998 and 1997, the total cost of property and accumulated depreciation are as follows:

                                                    1998                1997

     Land                                        $ 2,089,882        $ 2,089,882
     Buildings and improvements                   10,833,336         10,833,336
                                                 -----------        ------------
     Total                                       $12,923,218        $12,923,218
     Accumulated depreciation                     (5,709,530)        (5,171,001)
                                                 -----------        -----------
     Property, net                               $ 7,213,688        $ 7,752,217
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

5.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership operates under a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Ryan Road, Warren
 Michigan             None    $277,799  $1,715,183   $ 5,319         $277,799  $1,720,502  $1,998,301   $950,932  12/87 02/87 20 Yrs
Crestwood,Illinois    None     205,960   1,631,179     3,211          205,960   1,634,390   1,840,350    904,407  12/87 04/87 20 Yrs
Grosebeck Highway
 Warren, Michigan     None     314,517   1,760,657    67,206          314,517   1,827,863   2,142,380    980,734  01/88 04/87 20 Yrs
Forestville, Maryland None     755,000   2,278,110     9,145          755,000   2,287,255   3,042,255  1,196,925  07/88 08/87 20 Yrs
Troy, Michigan        None     536,606   3,148,119   215,207          536,606   3,363,326   3,899,932  1,676,532  06/88 06/88 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,882 $10,533,248  $300,088       $2,089,882 $10,833,336 $12,923,218*$5,709,530
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance at January 1, 1996              12,776,000      4,091,582
                 Additions                                139,590        540,890
                                                      -----------     ----------
               Balance at December 31, 1996           $12,915,590     $4,632,472
                 Additions                                  7,628        538,529
                                                      -----------     ----------
               Balance at December 31, 1997           $12,923,218     $5,171,001
                 Additions                                               538,529
                                                      -----------     ----------
               Balance at December 31, 1998           $12,923,218     $5,709,530
                                                      ===========     ==========

                                    EXHIBIT 2
                                 March 31, 1999

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND X

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1998 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund VIII. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 1998 and December 31, 1997 were as follows:


Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 1998              Dec. 31, 1997

Ryan Rd
Warren, MI                           80%                         84%

Crestwood,IL                         82%                         82%

Groesbeck Hwy
Warren, MI                           85%                         86%

Forestville, MD                      84%                         86%

Troy, MI                             83%                         85%


     We will keep you informed of the activities of DSI Realty Income Fund X as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND X
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President