Form 10-Q
period 2001-03-31
DSI REALTY INCOME FUND X
filed 2001-05-16
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2001.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               March 31, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 27, 2001        DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  April 27, 2001        DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                             April 27, 2001


                    QUARTERLY REPORT TO THE LIMITED PARTNERS
                          OF DSI REALTY INCOME FUND X


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2001 and 2000, revenues increased 14.4% from $732,552 to $837,717, total expenses increased 3.5% from $430,950 to $446,066 and other income increased from $16,059 to $16,829. As a result, net income increased 28.6% from $317,661 to $408,480 for the three-month period ended March 31, 2001, as compared to the same period in 2000. The increase in revenue can be attributed to an increase in rental revenue primarily as a result of higher occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 87.3% for the three month period ended March 31, 2001, as compared to 80.4% for the same period in 2000. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $20,600 (5.7%) primarily as a result of higher yellow pages advertising costs, salaries and wages, workers compensation insurance power and sweeping expenses and property management fees. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. Power and sweeping expenses increased as a result of above normal snow removal costs associated with heavy snow falls in the Detroit, Michigan area during the first quarter of 2001. General and administrative expenses decreased approximately $5,500 (7.9%) primarily as a result of decreases in legal and professional and equipment and computer lease expenses.

The General Partners will continue their policy of funding the continuing improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

We are not enclosing a copy of the Partnership Form 10-Q as filed with the Securities and Exchange Commission, since all the information set forth therein is contained either in this letter or in the attached financial statements. However, if you wish to receive a copy of said report, please send a written request to DSI Realty Income Fund X, P.O. Box 357, Long Beach, California 90801.

                              Very truly yours,

                              DSI Realty Income Fund X
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President







DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), MARCH 31, 2001 AND DECEMBER 31, 2000

                               March 31,        December 31,
                                 2001               2000
ASSETS

CASH AND CASH EQUIVALENTS     $2,863,499         $2,605,662
PROPERTY, NET                  6,008,950          6,143,582
OTHER ASSETS                      97,670             97,670

TOTAL                         $8,970,119         $8,846,914

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                   $3,095,016         $3,055,077

PARTNERS' EQUITY (DEFICIT):
General Partners                 (83,277)           (84,110)
Limited Partners               5,958,380          5,875,947
     Total partners' equity    5,875,103          5,791,837

TOTAL                         $8,970,119         $8,846,914

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                March 31,          March 31,
                                  2001               2000
REVENUES:
Rental                          $837,717           $732,552

EXPENSES:
Operating                        381,640            361,026
General and administrative        64,426             69,924
     Total expenses              446,066            430,950

OPERATING INCOME                 391,651            301,602

OTHER INCOME
    Interest                      16,829             16,059


NET INCOME                      $408,480           $317,661

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $404,395           $314,484
    General partners               4,085              3,177
TOTAL                           $408,480           $317,661

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $12.72              $9.89

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2000      ($81,123)     $6,171,569   $6,090,446

NET INCOME                         3,177         314,484      317,661
DISTRIBUTIONS                     (3,252)       (321,962)    (325,214)

BALANCE AT MARCH 31, 2000       ($81,198)     $6,164,091   $6,082,893

BALANCE AT JANUARY 1, 2001      ($84,110)     $5,875,947   $5,791,837

NET INCOME                         4,085         404,395      408,480
DISTRIBUTIONS                     (3,252)       (321,962)    (325,214)

BALANCE AT MARCH 31, 2001       ($83,277)     $5,958,380   $5,875,103


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                      March 31,          March 31,
                                        2001               2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 408,480        $ 317,661
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        134,632          134,632
  Changes in assets and liabilities:
     Increase in other assets                  0           (3,061)
     Increase in liabilities              39,939           41,972
Net cash provided by operating
  activities                             583,051          491,204


CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (325,214)        (325,214)


NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        257,837          165,990

CASH AND CASH EQUIVALENTS:
At beginning of period                 2,605,662        2,027,853
At end of period                      $2,863,499       $2,193,843

See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units.

The accompanying financial information as of March 31, 2001, and for the periods ended March 31, 2001 and 2000 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. As of March 31, 2001, the total cost and accumulated depreciation of the mini-storage facilities is as follows:

        Land                             $ 2,089,882
        Buildings                         10,834,474
        Furniture and Equipment                5,810
        Total                             12,930,166
        Less: Accumulated Depreciation   ( 6,921,216)
        Property - Net                   $ 6,008,950

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.