Form 10-Q
period 2001-06-30
DSI REALTY INCOME FUND X
filed 2001-08-15
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2001.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2001         DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  July 31, 2001         DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer





                                July 31, 2001


                  QUARTERLY REPORT TO THE LIMITED PARTNERS
                        OF DSI REALTY INCOME FUND X


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2001, and 2000, total revenues increased 8.4% from $740,437 to $802,686 and total expenses increased 8.1% from $430,244 to $465,255 and other income decreased from $19,404 to $14,849. As a result, net income increased 6.9% from $329,597 to $352,280 for the three-month period ended June 30, 2001, as compared to the same period in 2000. The increase in revenues can be attributed to an increase in rental income due to higher occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 87.5% for the three-month period ended June 30, 2001, as compared to 85.4% for the same period in 2000. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $32,700 (8.9%) primarily as a result of increases in advertising, property management fees and salaries and wage expenses, partially offset by a decrease in workers compensation insurance expense. Property management fees, which are based on rental revenue in-creased as a result of the increase in rental revenue. General and admini-strative expenses remained relatively constant.

For the six month periods ended June 30, 2001, and 2000, total revenues increased 11.4% from $1,472,989 to $1,640,403 and total expenses increased 5.8% from $861,194 to $911,321 and other income decreased from $35,463 to $31,678. As a result, net income increased 17.5% from $647,258 for the six-month period ended June 30, 2000, to $760,760 for the same period in 2001. The increase in revenues can be attributied to an increase in rental revenue due to higher occupancy and unit rental rates. Operating expenses increased approximately $53,300 (7.3%) from $730,435 to $783,731. The increase is primarily due to higher advertising, property management fees, salaries and wage and power and sweeping expenses, partially offset by a decrease in office supplies, workers compensation insurance and security alarm services expenses. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. Power and sweeping expenses increased as a result of above normal snow removal costs associated with heavy snow falls in the Detroit, Michigan area during the first quarter of 2001. General and administrative expenses decreased approximately $3,200 (2.4%) primarily as a result of decrease in equipment and computer lease expenses.

The General Partners will continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

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

                              Very truly yours,

                              DSI Realty Income Fund X
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President




DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2001 AND DECEMBER 31, 2000

                                June 30,        December 31,
                                 2001               2000
ASSETS

CASH AND CASH EQUIVALENTS     $3,138,885         $2,605,662
PROPERTY, Net                  5,874,318          6,143,582
OTHER ASSETS                     105,170             97,670

TOTAL                         $9,118,373         $8,846,914

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                   $3,216,204         $3,055,077

PARTNERS' EQUITY (DEFICIT):
General Partners                 (83,006)           (84,110)
Limited Partners               5,985,175          5,875,947
     Total partners' equity    5,902,169          5,791,837

TOTAL                         $9,118,373         $8,846,914

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                 June 30,           June 30,
                                  2001               2000
REVENUES:
Rental                          $802,686           $740,437

EXPENSES:
Operating Expenses               402,091            369,409
General and administrative        63,164             60,835
     Total expenses              465,255            430,244

OPERATING INCOME                 337,431            310,193

OTHER INCOME
   Interest                       14,849             19,404

NET INCOME                      $352,280           $329,597

AGGREGATE NET INCOME ALLOCATED TO :
    Limited Partners            $348,757           $326,301
    General Partners               3,523              3,296
TOTAL                           $352,280           $329,597

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $10.97             $10.27

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                 June 30,        June 30,
                                  2001            2000

REVENUES:
Rental                           $1,640,403      $1,472,989

EXPENSES:
Operating                           783,731         730,435
General and administrative          127,590         130,759
 Total expenses                     911,321         861,194

OPERATING INCOME                    729,082         611,795

OTHER INCOME
   Interest                          31,678          35,463

NET INCOME                          760,760         647,258

AGGREGATE NET INCOME ALLOCATED TO:
 Limited Partners                  $753,152        $640,785
 General Partners                     7,608           6,473
TOTAL                              $760,760        $647,258

NET INCOME PER LIMITED
 PARTNERSHIP UNIT                    $23.70          $20.16

LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION        31,783          31,783


See accompanying notes to financial statements (unaudited).

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2000      ($81,123)     $6,171,569   $6,090,446

NET INCOME                         6,473         640,785      647,258
DISTRIBUTIONS                     (6,504)       (643,924)    (650,428)

BALANCE AT JUNE 30, 2000        ($81,154)     $6,168,430   $6,087,276

BALANCE AT JANUARY 1, 2001      ($84,110)     $5,875,947   $5,791,837

NET INCOME                         7,608         753,152      760,760
DISTRIBUTIONS                     (6,504)       (643,924)    (650,428)

BALANCE AT JUNE 30, 2001        ($83,006)     $5,985,175   $5,902,169


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                       June 30,           June 30,
                                        2001               2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 760,760        $ 647,258
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        269,264          269,264
  Changes in assets and liabilities:
     Increase in other assets             (7,500)               0
     Increase in liabilities             161,127          162,258
Net cash provided by operating
  activities                           1,183,651        1,078,780


CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (650,428)        (650,428)


NET INCREASE IN CASH AND CASH
     EQUIVALENTS                         533,223          428,352

CASH AND CASH EQUIVALENTS:
At beginning of period                 2,605,662         2,027,853
At end of period                      $3,138,885        $2,456,205

See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units.

The accompanying financial information as of June 30, 2001, and for the periods ended June 30, 2001 and 2000 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. As of June 30, 2001, the total cost and accumulated depreciation of the mini-storage facilities is as follows:

        Land                             $ 2,089,882
        Buildings                         10,834,474
        Furniture and Equipment                5,810
        Total                             12,930,166
        Less: Accumulated Depreciation   ( 7,055,848)
        Property - Net                   $ 5,874,318

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.