Form 10-Q
period 2001-09-30
DSI REALTY INCOME FUND X
filed 2001-11-14
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2001 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2001.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2001.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2001      DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  October 31, 2001      DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer




                             October 31, 2001


                    QUARTERLY REPORT TO THE LIMITED PARTNERS
                           OF DSI REALTY INCOME FUND X


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2001. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended September 30, 2001, and 2000, total revenues decreased 1.5% from $835,981 to $823,597 and total expenses increased 3.5% from $471,899 to $488,196 and other income decreased from $20,669 to $11,934. As a result, net income decreased 9.7% from $384,751 to $347,335 for the three-month period ended September 30, 2001, as compared to the same period in 2000. The decrease in revenues can be attributed to a decrease in rental income due to lower occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 87.6% for the three-month period ended September 30, 2001, as compared to 91.6% for the same period in 2000. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $10,900 (2.6%) primarily as a result of an increase in maintenance and repair expense, partially offset by decreases in security alarm service and postage expenses. General and administrative expenses remained relatively constant.

For the nine-month periods ended September 30, 2001, and 2000, total revenues increased 6.7% from $2,308,970 to $2,464,000 and total expenses increased 5.0% from $1,333,093 to $1,399,517 and other income decreased from $56,132 to $43,612. As a result, net income increased 7.4% from $1,032,009 for the nine-month period ended September 30, 2000, to $1,108,095 for the same period in 2001. The increase in revenues can be attributed to an increase in rental revenue due to higher occupancy and unit rental rates. Operating expenses increased approximately $64,200 (5.6%) from $1,154,715 to $1,218,890. The increase is primarily due to higher advertising, repairs and maintenance, property management fees, salaries and wages and power and sweeping expenses, partially offset by a decreases in office supplies, workers compensation insurance and security alarm services expenses. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. Power and sweeping expenses increased as a result of above normal snow removal costs associated with heavy snow falls in the Detroit, Michigan area during the first quarter of 2001. General and administrative expenses remained relatively constant.

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

                              Very truly yours,

                              DSI Realty Income Fund X
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President




DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                             September 30,        December 31,
                                 2001               2000
ASSETS

CASH AND CASH EQUIVALENTS     $3,327,152         $2,605,662
PROPERTY, Net                  5,739,686          6,143,582
OTHER ASSETS                     105,170             97,670

TOTAL                         $9,172,008         $8,846,914

LIABILITIES AND PARTNERS' EQUITY(DEFICIT):

LIABILITIES                   $3,247,718         $3,055,077

PARTNERS' EQUITY (DEFICIT):
General Partners                 (82,785)           (84,110)
Limited Partners               6,007,075          5,875,947
     Total partners' equity    5,924,290          5,791,837

TOTAL                         $9,172,008         $8,846,914

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                              September 30,      September 30,
                                  2001               2000

REVENUES:
Rental                          $823,597           $835,981

EXPENSES:
Operating                        435,159            424,280
General and administrative        53,037             47,619
     Total expenses              488,196            471,899

OPERATING INCOME                 335,401            364,082

OTHER INCOME
  Interest                        11,934             20,669

NET INCOME                      $347,335           $384,751

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $343,862           $380,903
    General partners               3,473              3,848
TOTAL                           $347,335           $384,751

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $10.82             $11.98

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                September 30,    September 30,
                                    2001             2000


REVENUES:

Rental                           $2,464,000       $2,308,970

EXPENSES:

Operating                         1,218,890        1,154,715
General and administrative          180,627          178,378
Total expenses                    1,399,517        1,333,093

OPERATING INCOME                  1,064,483          975,877

OTHER INCOME
   Interest                          43,612           56,132

NET INCOME                        1,108,095        1,032,009

AGGREGATE NET INCOME ALLOCATED TO:

Limited partners                  1,097,014        1,021,689
General partners                     11,081           10,320
TOTAL                             1,108,095        1,032,009

NET INCOME PER LIMITED
PARTNERSHIP UNIT                     $34.52           $32.15

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION         31,783           31,783

See accompanying notes to financial statements (unaudited).


STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2000      ($81,123)     $6,171,569   $6,090,446

NET INCOME                        10,320       1,021,689    1,032,009
DISTRIBUTIONS                     (9,756)       (965,886)    (975,642)

BALANCE AT SEPTEMBER 30, 2000   ($80,559)     $6,227,372   $6,146,813

BALANCE AT JANUARY 1, 2001      ($84,110)     $5,875,947   $5,791,837

NET INCOME                        11,081       1,097,014    1,108,095
DISTRIBUTIONS                     (9,756)       (965,886)    (975,642)

BALANCE AT SEPTEMBER 30, 2001   ($82,785)     $6,007,075   $5,924,290


See accompanying notes to financial statements(unaudited).

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                    September 30,      September 30,
                                        2001               2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                            $1,108,095       $1,032,009
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        403,896          403,896
  Changes in assets and liabilities:
     Increase in other assets             (7,500)               0
     Increase in liabilities             192,641          141,238
Net cash provided by operating
     activities                        1,697,132        1,577,143

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (975,642)        (975,642)


NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        721,490          601,501

CASH AND CASH EQUIVALENTS:
At beginning of period                 2,605,662        2,027,853
At end of period                      $3,327,152      $ 2,629,354

See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units.

The accompanying financial information as of September 30, 2001, and for the periods ended September 30, 2001 and 2000 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. As of September 30, 2001, the total cost and accumulated depreciation of the mini-storage facilities is as follows:

        Land                             $ 2,089,882
        Buildings                         10,834,474
        Furniture and Equipment                5,810
        Total                             12,930,166
        Less: Accumulated Depreciation   ( 7,190,480)
        Property - Net                   $ 5,739,686


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.