Form 10-K
period 2001-12-31
DSI REALTY INCOME FUND X
filed 2002-03-27
CIK 792989

DSI REALTY INCOME FUND X



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                           AMENDMENT #1 TO FORM 1O-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2001. or / /Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to ________________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2001, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2001, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2001, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's five properties for the years ended December 31, 2001 and December 31, 2000 were as follows:

Location of Property       Average Occupancy        Average Occupancy
                           Level for the            Level for the
                           Year Ended               Year Ended
                           Dec. 31, 2001            Dec. 31, 2000

Ryan Road
Warren, MI                      88%                      86%

Crestwood, IL                   86%                      85%

Groesbeck Hwy
Warren, MI                      85%                      87%

Forrestville, MD                92%                      88%

Troy, MI                        87%                      89%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 2001 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 31,783 limited partnership units during its offering and currently has 969 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $12.62 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001 and $12.80 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000 and $13.84 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 1999.



Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 2001
         -------------------------------------------------------------------
                        2001         2000        1999       1998        1997
                        ----         ----        ----       ----        ----

TOTAL REVENUES
AND OTHER
INCOME                $3,351,149  $3,201,912  $2,928,689  $2,707,174  $2,659,936

TOTAL
EXPENSES               1,913,535   1,857,563   1,737,036   1,626,960   1,628,097
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $1,437,614  $1,344,349  $1,191,653  $1,080,214  $1,031,839
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $7,194,045  $8,846,914  $8,779,268  $9,050,011  $9,300,328
                      ========== =========== =========== =========== ===========

CASH FLOW FROM:

OPERATING             $  461,933  $2,040,154  $1,918,525  $1,644,418 $1,906,898
INVESTING                  -           -        (6,949)        -         (7,628)
FINANCING             (1,620,635) (1,638,784) (1,777,602) (1,621,442)(1,617,030)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    44.78 $    41.87  $    37.12  $    33.65  $    32.14
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT                  $    50.48  $    51.18 $    55.37  $    50.51  $    50.37
                      ========== =========== =========== =========== ===========





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                         RESULTS OF OPERATIONS


2001 COMPARED TO 2000

Total revenues increased from $3,121,539 in 2000 to $3,300,988 in 2001, total expenses increased from $1,857,563 to $1,913,535 and other income decreased from $80,373 to $50,161, resulting in an increase in net income from $1,344,349 to $1,437,614. The approximate $179,400 (5.7%) increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 87.9% for the year ended December 31, 2001, compared to 86.9% for the year ended December 31, 2000. The Partnership continued to increase rental rates where market conditions made such increases feasible. Operating expenses increased by approximately $47,100 (5.6%) primarily due to increases in repairs and maintenance, real estate taxes, salaries and wages and power and sweeping expenses, partially offset by de-creases in yellow page advertising and workers compensation insurance expenses. Power and sweeping expenses increased as a result of above normal snow removal costs associated with heavy snowfalls in the Detroit, Michigan area during the first quarter of 2001. General and administrative expenses increased approxi-mately $5,000 (2.9%) as a result of increases in legal and professional and travel expenses. The General Partners' incentive management fee decreased approximately $1,700 (1.2%). As this fee is computed as a percentage of distri-butions made to the Limited Partners, the 2001 decrease in distributions result-ed in a decrease in the General Partners' incentive management fee. Property management fees increased approximately $5,600 (3.6%). Property management fees, which are computed as a percentage of rental revenue, increased as a result of the increase in rental revenue.


2000 COMPARED TO 1999

Total revenues increased from $2,867,387 in 1999 to $3,121,539 in 2000, total expenses increased from $1,737,036 to $1,857,563 and other income increased from $61,302 to $80,373, resulting in an increase in net income from $1,191,653 to $1,344,349. The approximate $254,200 (8.9%) increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 86.9% for the year ended December 31, 2000, compared to 85.0% for the year ended December 31, 1999. The Partnership continued to increase rental rates where market conditions made such increases feasible. Operating expenses increased approximately
$103,500 (14.0%) primarily due to increases in yellow pages advertising costs, repairs and maintenance, real estate tax, salaries and wages, partially off-set by a decrease in power and sweeping expenses. Power and sweeping expenses decreased as the substantial snow removal costs in the prior year associated with the blizzard, which hit the Detroit, Mighigan area, were not incurred in the year 2000. General and administrative expenses increased approximately $16,400 (10.6%) as a result of increases in legal and professional and travel expenses. The General Partners' incentive management fee decreased approx-imately 12,400 (7.8%). As this fee is computed as a percentage of distributions made to the Limited Partners, the 2000 decrease in distributions resulted in a decrease in General Partners' incentive management fee. Property management fees increased approximately $13,000 (9.1%). Property management fees, which are computed as a percentage of rental revenue, increased as a result of the increase in rental revenue.

Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, postage, accounting services and computer expenses.



                         LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities decreased approximately $1,754,700 (79.2%) in 2001 compared to 2000 primarily as a result of the decreases in other liabilities and incentive management fees (see Note 4 to Financial State-ments) partially offset by the increase in other assets, net income and the deferral of property management fees. Net cash provided by operating activities increased by approximately $176,400 (8.6%) in 2000 compared to 1999 primarily as a result of an increase in net income and the deferral of property management and incentive management fees.

     Cash used in financing activities, as set forth in the statements of cash flows, consists solely of cash distributions to partners. Special distributions of 1.9%, 2%, and 3% of capital contributed by limited partners were declared and paid on December 15, 2001, 2000 and 1999, respectively.

     Cash used in investing activities, as set forth in the statement of cash flows, consists of acquisitions of equipment for the Partnership's mini-storage facilities in 1999. The Partnership has no material commitments for capital expenditures.

     The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership anticipates that cash flows generated from operations of the Partnership's rental real estate operations will be sufficient to cover operating expenses and distributions for the next twelve months and beyond.

     The General Partners are not aware of any environmental problems which might have a material adverse impact on the financial position of the Partnership.

                     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2001 and 2000 was as follows:

                                  2001 Quarter Ended
                                  ------------------

                      March 31    June 30    September 30   December 31

Total revenues        $837,717    $802,686    $823,597       $836,988

Net income             408,480     352,280     347,335        329,519

Net income per
 limited partnership
 unit                 $  12.72    $  10.97    $  10.82       $  10.26

Weighted average
 number of limited
 partnership units
 outstanding            31,783      31,783      31,783         31,783


                                  2000 Quarter Ended
                                  ------------------

                       March 31   June 30    September 30    December 31

Total revenues        $732,552    $740,437    $835,981        $812,569

Net income             317,661     329,597     384,751         312,340

Net income per
limited partnership
unit                  $   9.89    $  10.27    $  11.98        $   9.73

Weighted average
 number of limited
 partnership units
 outstanding            31,783      31,783      31,783          31,783



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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2001, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 68 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 72 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 78 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT RENUMERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2001, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2001, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2001, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its year ended December 31, 2001, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2001. (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner


   Robert J. Conway
By_____________________________     Dated:  March 28, 2002
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)


   Joseph W. Conway
By____________________________      Dated:  March 28, 2002
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner


    Robert J. Conway
By:__________________________               Dated:  March 28, 2002
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


    Joseph W. Conway
By___________________________               Dated:  March 28, 2002
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND X

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2001, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

                        2001         2000        1999       1998        1997
                        ----         ----        ----       ----        ----

TOTAL REVENUES
AND OTHER
INCOME                $3,351,149  $3,201,912  $2,928,689  $2,707,174  $2,659,936

TOTAL
EXPENSES               1,913,535   1,857,563   1,737,036   1,626,960   1,628,097
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $1,437,614  $1,344,349  $1,191,653  $1,080,214  $1,031,839
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $7,194,045  $8,846,914  $8,779,268  $9,050,011  $9,300,328
                      ========== =========== =========== =========== ===========

CASH FLOW FROM:
OPERATING             $  461,933  $2,216,593  $2,040,154  $1,918,525  $1,644,418
INVESTING                  -           -          (6,949)      -         (7,628)
FINANCING             (1,620,635)(1,638,784) (1,777,602) (1,621,442) (1,617,030)

NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    44.78 $    41.87  $    37.12  $    33.65  $    32.14
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT                  $    50.48 $     51.18 $     55.37  $    50.51 $    50.37
                      ========== =========== =========== =========== ===========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2001.


                                                          Net         Partners'
                                                        Income         Equity

Per financial statements                             $ 1,437,614    $ 5,608,816
Excess financial statement depreciation                  182,502      2,502,499
Capitalization of syndication costs                                   1,694,248
Accrued incentive management fee                      (1,608,358)         1,332
Accrued partner distributions                                           325,217
Deferred rental revenues                                                 74,734
Acquisition costs depreciated
for tax purposes                                                      1,146,937
State taxes                                              (14,787)
                                                     -----------    -----------
Per Partnership income tax return                    $    (3,029)  $ 11,353,781
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     (0.09)
                                                     ===========


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page

FINANCIAL STATEMENTS:

    Independent Auditors' Report                                             F-1

    Balance Sheets at December 31, 2001 and 2000                             F-2

    Statements of Income for the Three
        Years Ended December 31, 2001                                        F-3

    Statements of Changes in Partners' Equity (Deficit) for
        the Three Years Ended December 31, 2001                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 2001                                              F-5

    Notes to Financial Statements                                            F-6


SUPPLEMENTAL SCHEDULE:

    Schedule III - Real Estate and Accumulated Depreciation                  F-9


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.



INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund X:

We have audited the accompanying balance sheets of DSI Realty Income Fund X, a California Real Estate Limited Partnership (the "Partnership") as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsi-bility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund X at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
February 1, 2002




DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


ASSETS                                                  2001             2000

CASH AND CASH EQUIVALENTS                           $ 1,446,960      $ 2,605,662

PROPERTY, net (Note 3)                                5,605,054        6,143,582

OTHER ASSETS                                            142,031           97,670
                                                    -----------      -----------
TOTAL                                               $ 7,194,045      $ 8,846,914
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   325,214      $   325,214
Incentive management fee payable to
general partners (Note 4)                                 1,332        1,609,690
Property management fees payable                      1,078,394          916,401
Customer deposits and other liabilities                 180,289          203,772
                                                    -----------      -----------
Total liabilities                                     1,585,229        3,055,077
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (85,940)        (84,110)
Limited partners (31,783 limited
partnership units outstanding
at December 31, 2001 and 2000)                        5,694,756        5,875,947
                                                   ------------      -----------
Total partners' equity                                5,608,816        5,791,837
                                                   ------------      -----------
TOTAL                                               $ 7,194,045      $ 8,846,914
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                               2001         2000         1999

REVENUES:
Rental                                      $3,300,988   $3,121,539   $2,867,387
                                            ----------   ----------   ----------

EXPENSES:
 Depreciation                                  538,528      538,528      538,527
 Operating                                     890,989      843,873      740,387
 General and administrative                    176,169      171,215      154,769
 General partners' incentive
  management fee (Note 4)                      145,857      147,542      159,984
 Property management                           161,992      156,405      143,369
                                            ----------   ----------   ----------
Total expenses                               1,913,535    1,857,563    1,737,036
                                            ----------   ----------   ----------
OPERATING INCOME                             1,387,453    1,263,976    1,130,351

OTHER INCOME -
Interest income                                 50,161       80,373       61,302
                                            ----------   ----------   ----------
NET INCOME                                  $1,437,614   $1,344,349   $1,191,653
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,423,238   $1,330,906   $1,179,736
General partners                                14,376       13,443       11,917
                                            ----------   ----------   ----------
TOTAL                                       $1,437,614   $1,344,349   $1,191,653
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    44.78   $    41.87   $    37.12
                                            ==========   ==========   ==========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


BALANCE, JANUARY 1, 1999               $(75,264)     $6,751,659      $6,676,395

 Net income                              11,917       1,179,736       1,191,653

 Distributions                          (17,776)     (1,759,826)     (1,777,602)
                                        -------      ----------      ----------
BALANCE, DECEMBER 31, 1999             $(81,123)     $6,171,569      $6,090,446

 Net income                              13,443       1,330,906       1,344,349

 Distributions                          (16,430)     (1,626,528)     (1,642,958)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2000            $(84,110)     $5,875,947      $5,791,837

 Net income                              14,376       1,423,238       1,437,614

 Distributions                          (16,206)     (1,604,429)     (1,620,635)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2001            $(85,940)     $5,694,756      $5,608,816
                                        =======      ==========      ==========


See accompanying notes to financial statements.



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                            2001          2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $1,437,614    $1,344,349    $1,191,653
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              538,528       538,528       538,527
  Changes in assets and liabilities:
   Receivable from general partners
   Other assets                             (44,361)      (28,365)       (5,232)
   Incentive management fee
    payable to general partners          (1,608,358)      147,542       159,985
   Property management fee payable          161,993       156,405       143,369
   Customer deposits and other
    liabilities                             (23,483)       58,134        11,852
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                                461,933     2,216,593     2,040,154

CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property                                                    (6,949)

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,620,635)   (1,638,784)   (1,777,602)
                                         -----------    -----------   ----------
NET INCREASE IN CASH AND
CASH EQUIVALENTS                         (1,158,702)      577,809       255,603

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                      2,605,662     2,027,853     1,772,250
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $ 1,446,960   $ 2,605,662   $ 2,027,853
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2001


1.   GENERAL

     DSI Realty Income Fund X, a California Real Estate Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc. Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units, which were purchased for $500 a unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on May 1, 1986 under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership has acquired five mini-storage properties, two of which are located in Warren, Michigan; one in Crestwood, Illinois; one in Troy, Michigan; and one in Forestville, Maryland. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners. The mini-storage facilities are operated for the Partnership by Dahn under various agreements which are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay
     Dahn a property management fee equal to five percent of gross revenue from operations, defined as the entire amount of all receipts for the renting or leasing of storage compartments and sale of locks.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Property and Depreciation - Property is recorded at cost and is composed mini-storage facilities. Depreciation is provided using the straight-line method over an estimated useful life of twenty years for the facilities. Building improvements are depreciated over a five year period.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $5,744,965.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (31,783 in 2001, 2000 and 1999).

     Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment. No impairment losses were recognized in 2001, 2000 or 1999.

     Fair Value of Financial Instruments - The Partnership's financial instruments consist primarily of cash, receivables, accounts payable and accrued liabilities. The carrying values of all financial instruments are representative of their fair values due to their short-term maturities.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash equivalents and rent receivables. The Partnership places its cash equivalents with high credit quality institutions.


3.   PROPERTY

     As of December 31, 2001 and 2000, the total cost of property and accumulated depreciation are as follows:

                                                    2001                2000

     Land                                        $ 2,089,882        $ 2,089,882
     Buildings and improvements                   10,840,285         10,840,285
                                                 -----------        ------------
     Total                                       $12,930,167        $12,930,167
     Accumulated depreciation                     (7,325,113)        (6,786,585)
                                                 -----------        -----------
     Property, net                               $ 5,605,054        $ 6,143,582
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

     The general partners are also entitled to receive a percentage based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of a real estate project.

     In addition, the general partners are entitled to an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to nine percent per annum of the Partnership distributions made from cash available for distribution, calculated as cash generated from operations less capital expenditures,and the payment of such fee is subordinated to a cumulative return to the limited partners of 8.1 percent of the offering proceeds.

     As a result of the Special Distribution paid on December 15, 2001 to the limited partners, they now have reached a cumulative return of 8.1 percent of the offering proceeds. Consequently, in December 2001, the general partners were paid accrued incentive management fees in the amount of $1,754,214. This sum represents accumulated incentive management fees due the general partners from inception of the Partnership through December 31 2001, which had not been paid previously.

5.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Partnership operates under a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate on a predetermined rate.




DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Ryan Road, Warren
 Michigan             None    $277,799  $1,715,183   $ 5,319         $277,799  $1,720,502  $1,998,301*$1,208,160  12/87 02/87 20 Yrs
Crestwood,Illinois    None     205,960   1,631,179     3,211          205,960   1,634,390   1,840,350  1,148,991  12/87 04/87 20 Yrs
Grosebeck Highway
 Warren, Michigan     None     314,517   1,760,657    74,155          314,517   1,834,812   2,149,329  1,244,831  01/88 04/87 20 Yrs
Forestville, Maryland None     755,000   2,278,110     9,145          755,000   2,287,255   3,042,255  1,549,953  07/88 08/87 20 Yrs
Troy, Michigan        None     536,606   3,148,119   215,207          536,606   3,363,326   3,899,932  2,173,178  06/88 06/88 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,882 $10,533,248  $307,037       $2,089,882 $10,840,285 $12,930,167*$7,325,113
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 1999               $12,923,218     $5,709,530
                 Additions                                  6,949        538,527
                                                      -----------     ----------
               Balance, December 31, 1999             $12,930,167     $6,248,057
                 Additions                                               538,528
                                                      -----------     ----------
               Balance, December 31, 2000             $12,930,167     $6,786,585
                 Additions                                               538,528
                                                      -----------     ----------
               Balance, December 31, 2001             $12,930,167     $7,325,113
                                                      ===========     ==========

                                    EXHIBIT 2
                                 March 28, 2002

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND X

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2001 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities and a 70% interest in a sixth mini-storage facility on a joint venture basis with an affiliated Partnership, DSI Realty Income Fund VIII. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2001 and December 31, 2000 were as follows:


Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2001              Dec. 31, 2000

Ryan Rd
Warren, MI                           88%                         86%

Crestwood,IL                         86%                         85%

Groesbeck Hwy
Warren, MI                           86%                         86%

Forestville, MD                      92%                         88%

Troy, MI                             87%                         89%


     We will keep you informed of the activities of DSI Realty Income Fund X as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND X
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President