Form 10-Q
period 2002-03-31
DSI REALTY INCOME FUND X
filed 2002-05-15
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2002 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2002.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               March 31, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 26, 2002        DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  April 26, 2002        DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                             April 26, 2002


                    QUARTERLY REPORT TO THE LIMITED PARTNERS
                          OF DSI REALTY INCOME FUND X


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended March 31, 2002 and 2001, revenues decreased 1.1% from $837,717 to $828,313, total expenses increased 5.7% from $446,066 to $471,524 and other income decreased from $16,829 to $2,068. As a result, net income decreased 12.1% from $408,480 to $358,857 for the three-month period ended March 31, 2002, as compared to the same period in 2001. The decrease in revenue can be attributed to a decrease in late fees as rental revenue remained level with prior year. Occupancy levels for the Partnership's five mini-storage facilities averaged 87.5% for the three month period ended March 31, 2002, as compared to 87.3% for the same period in 2001.
The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $18,500 (4.8%) primarily as a result of higher office supplies, real estate taxes and workers compensation insurance expenses, partially off-set by salaries and wages and power and sweeping expenses. Power and sweeping expenses decreased as the substantial snow removal costs associated with heavy snowfalls in the Detroit, Michigan area during the first quarter of 2001, were not incurred in the current period. General and administrative expenses increased approximately $7,000 (10.9%) primarily as a result of higher equipemnt and computer lease expenses and Maryland tax payments.

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

                              Very truly yours,

                              DSI Realty Income Fund X
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President







DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), MARCH 31, 2002 AND DECEMBER 31, 2001


                               March 31,        December 31,
                                 2002               2001

ASSETS

CASH AND CASH EQUIVALENTS     $1,118,103         $1,446,960
PROPERTY, NET                  5,470,422          5,605,054
OTHER ASSETS                     142,031            142,031

TOTAL                         $6,730,556         $7,194,045

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                   $1,088,097         $1,585,229

PARTNERS' EQUITY (DEFICIT):
General Partners                 (85,603)           (85,940)
Limited Partners               5,728,062          5,694,756
     Total partners' equity    5,642,459          5,608,816

TOTAL                         $8,970,119         $7,194,045

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                March 31,          March 31,
                                  2002               2001
REVENUES:
Rental                          $828,313           $837,717

EXPENSES:
Operating                        400,130            381,640
General and administrative        71,394             64,426
     Total expenses              471,524            446,066

OPERATING INCOME                 356,789            391,651

OTHER INCOME
    Interest                       2,068             16,829


NET INCOME                      $358,857           $408,480

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $355,268           $404,395
    General partners               3,589              4,085
TOTAL                           $358,857           $408,480

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $11.18             $12.72

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2002      ($85,940)     $5,694,756   $5,608,816

NET INCOME                         3,589         355,268      358,857
DISTRIBUTIONS                     (3,252)       (321,962)    (325,214)

BALANCE AT MARCH 31, 2002       ($85,603)     $5,728,062   $5,642,459



See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                      March 31,          March 31,
                                        2002               2001

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 358,857        $ 408,480
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        134,632          134,632
  Changes in assets and liabilities:
  (Decrease)increase in liabilities     (497,132)          39,939
Net cash used in provided by
  operating activities                    (3,643)         583,051


CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (325,214)        (325,214)


NET (DECREASE)INCREASE IN CASH AND
 CASH EQUIVALENTS                       (328,857)         257,837

CASH AND CASH EQUIVALENTS:
At beginning of period                 1,446,960        2,605,662
At end of period                      $1,118,103       $2,863,499


See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units.

The accompanying financial information as of March 31, 2002, and for the periods ended March 31, 2002 and 2001 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. As of March 31, 2002, the total cost and accumulated depreciation of the mini-storage facilities is as follows:

        Land                             $ 2,089,882
        Buildings                         10,834,474
        Furniture and Equipment                5,810
        Total                             12,930,166
        Less: Accumulated Depreciation   ( 7,459,744)
        Property - Net                   $ 5,470,422

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.