Form 10-Q
period 2002-06-30
DSI REALTY INCOME FUND X
filed 2002-08-14
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2002, which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2002.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2002         DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  July 31, 2002         DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                             July 31, 2002


                    QUARTERLY REPORT TO THE LIMITED PARTNERS
                          OF DSI REALTY INCOME FUND X


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three month periods ended June 30, 2002 and 2001, revenues decreased 6.5% from $802,686 to $750,761 and total expenses decreased 7.0% from $465,255 to $432,745 and other income decreased from $14,849 to $1,193. As a result, net income decreased 9.4% from $352,280 to $319,209 for the three-month period ended June 30, 2002, as compared to the same period in 2001.
The decrease in revenues can be attributed to a decrease in rental income due to lower occupancy and unit rental rates. Occupancy levels for the Partner-ship's five mini-storage facilities averaged 84.8% for the three-month period ended June 30, 2002, as compared to 87.5% for the same period in 2001. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses de-creased approximately $28,700 (7.1%) primarily as a result of a decrease in advertising, real estate tax and salaries and wages expenses, partially off-set by increases in office supplies and workers compensation insurance expenses. General and administrative expenses decreased approximately $3,800 (6.1%) as lower state tax payments were partially offset by increases in legal and professional and equipment and computer lease expenses.

For the six-month periods ended June 30, 2002, and 2001, total revenues decreased 3.7% from $1,640,403 to $1,579,074 and total expenses decreased
0.8% from $911,321 to $904,269 and other income decreased from $31,678 to $3,261. As a result, net income decreased 10.9% from $760,760 for the six-month period ended June 30, 2001, to $678,066 for the same period in 2002.
The decrease in revenues can be attributed to a decrease in rental revenue due to lower occupancy and unit rental rates. Operating expenses decreased approximately $10,200 (1.3%) from $783,731 to $773,539. The decrease is primarily due to lower advertising, property management fees, salaries and wages and power and sweeping expenses, partially offset by an increase in office supplies and bank and credit card fee expenses. Property management fees, which are based on rental revenue, increased as a result of the increase in rental revenue. Power and sweeping expenses decreased as the substantial snow removal costs associated with heavy snowfalls in the Detroit, Michigan area during the first quarter of 2001, were not incurred in the current period. General and administrative expenses increased approximately $3,100 (2.5%) for the same reasons as discussed above.

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

                              Very truly yours,

                              DSI Realty Income Fund X
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President







DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2002 AND DECEMBER 31, 2001



                                June 30,        December 31,
                                 2002               2001

ASSETS

CASH AND CASH EQUIVALENTS     $1,284,631         $1,446,960
PROPERTY, NET                  5,335,790          5,605,054
OTHER ASSETS                     139,532            142,031

TOTAL                         $6,759,953         $7,194,045

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                   $1,123,499         $1,585,229

PARTNERS' EQUITY (DEFICIT):
General Partners                 (85,663)           (85,940)
Limited Partners               5,722,117          5,694,756
     Total partners' equity    5,636,454          5,608,816

TOTAL                         $6,759,953         $7,194,045

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                 June 30,          June 30,
                                  2002               2001
REVENUES:
Rental                          $750,761           $802,686

EXPENSES:
Operating                        373,409            402,091
General and administrative        59,336             63,164
     Total expenses              432,745            465,255

OPERATING INCOME                 318,016            337,431

OTHER INCOME
    Interest                       1,193             14,849


NET INCOME                      $319,209           $352,280

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $316,017           $348,757
    General partners               3,192              3,523
TOTAL                           $319,209           $352,280

NET INCOME PER
   LIMITED PARTNERSHIP UNIT        $9.94             $10.97

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED) FOR THE SIX MONTHS
ENDED JUNE 30, 2002 AND 2001

                                 June 30,         June 30,
                                  2002             2001

REVENUES:
 Rental                       $1,579,074        $1,640,403

EXPENSES:
 Operating                       773,539           783,731
 General and administrative      130,730           127,590

Total expenses                   904,269           911,321

OPERATING INCOME              $  674,805        $  729,082

OTHER INCOME
 Interest                          3,261            31,678

NET INCOME                    $  678,066        $  760,760

AGGREGATE NET INCOME
 ALLOCATED TO:

 Limited Partners                671,285           753,152
 General Partners                  6,781             7,608

TOTAL                         $  678,066        $  760,760

NET INCOME PER LIMITED
    PARTNERSHIP UNIT              $21.12            $23.70

LIMITED PARTNERSHIP UNITS
 USED IN PER UNIT CALCULATION
                                  31,783            31,783

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL



BALANCE AT JANUARY 1, 2002      ($85,940)     $5,694,756   $5,608,816

NET INCOME                         6,781         671,285      678,066
DISTRIBUTIONS                     (6,504)       (643,924)    (650,428)

BALANCE AT JUNE 30, 2002       ($85,663)     $5,722,117   $5,636,454


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                      June 30,           June 30,
                                        2002               2001


CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 678,066        $ 760,760
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        269,264          269,264
  Changes in assets and liabilities:
     Decrease (increase)in other assets    2,499           (7,500)
    (Decrease)increase in liabilities   (461,730)         161,127
Net cash(used in)provided by
  operating activities                   488,099        1,183,651


CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (650,428)        (650,428)


NET INCREASE IN CASH AND
 CASH EQUIVALENTS                       (162,329)         533,223

CASH AND CASH EQUIVALENTS:
At beginning of period                 1,446,960        2,605,662
At end of period                      $1,284,631       $3,138,885


See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units.

The accompanying financial information as of June 30, 2002, and for the periods ended June 30, 2002 and 2001 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. As of June 30, 2002, the total cost and accumulated depreciation of the mini-storage facilities is as follows:

        Land                             $ 2,089,882
        Buildings                         10,834,474
        Furniture and Equipment                5,810
        Total                             12,930,166
        Less: Accumulated Depreciation   ( 7,594,376)
        Property - Net                   $ 5,355,790


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


DSI REALTY INCOME FUND X
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties Inc. (corporate General Partner) of DSI REALTY INCOME FUND X (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended June 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities and Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



ROBERT J. CONWAY, CEO                        RICHARD P. CONWAY, VP