Form 10-Q
period 2002-09-30
DSI REALTY INCOME FUND X
filed 2002-11-13
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2002

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2002 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2002.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2002.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2002      DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  October 31, 2002      DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer




                             October 31, 2002


                    QUARTERLY REPORT TO THE LIMITED PARTNERS
                           OF DSI REALTY INCOME FUND X


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2002. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2002, and 2001, total revenues decreased 7.1% from $823,597 to $765,152 and total expenses decreased 8.3% from $488,196 to $447,911 and other income decreased from $11,934 to $1,262. As a result, net income decreased 8.3% from $347,335 to $318,503 for the three-month period ended September 30, 2002 as compared to the same period in 2001. The decrease in revenues can be attributed to a decrease in rental income due to lower occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 82.8% for the three-month period ended September 30, 2002, as compared to 87.6% for the same period in 2001. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Oper-ating expenses decreased approximately $45,400 (10.4%) primarily as a result of a decrease in maintenace and repair, property management fee, salaries and wages and travel expenses, partially offset by increases in workers compensation insurance and postage expenses. General and administrative expenses increased approximately $5,100 (9.6%) as a result of increases in legal and professional and equipment and computer lease expenses.

For the nine-month periods ended September 30, 2002, and 2001, total decreased 4.9% from $2,464,000 to $2,344,226 and total expenses decreased 3.4% from $1,399,517 to $1,352,180 and other income decreased from $43,612 to $4,523. As a result, net income decreased 10.1% from $1,108,095 for the nine-month period ended September 30, 2001, to $996,569 for the same period in 2002. The decrease in revenues can be attributed to a decrease in rental revenue due to lower occupancy and unit rental rates. Operating expenses de-creased approximately $55,600 (4.6%) primarily due to lower advertising, repair and maintenance, property management fees, salaries and wages and power and sweeping expenses, partially offset by an increase in telephone, office supplies, workers compensation insurance, bank and credit card fee and postage expenses. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue. Power and sweeping expenses decreased as the substantial snow removal costs associated with heavy snowfalls in the Detroit, Michigan area during the first quarter of 2001, were not incurred in the current period. General and administrative expenses increased approximately $8,300 (4.6%) due to increases in legal and professional and equipment and computer lease expenses, partially offset by a decrase in state tax payments.

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

                              Very truly yours,

                              DSI Realty Income Fund X
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President




DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                             September 30,        December 31,
                                 2002               2001

ASSETS

CASH AND CASH EQUIVALENTS     $1,367,464         $1,446,960
PROPERTY, Net                  5,201,158          5,605,054
OTHER ASSETS                     139,532            142,031

TOTAL                         $6,708,154         $7,194,045

LIABILITIES AND PARTNERS' EQUITY(DEFICIT):

LIABILITIES                   $1,078,411         $1,585,229

PARTNERS' EQUITY (DEFICIT):
General Partners                 (85,730)           (85,940)
Limited Partners               5,715,473          5,694,756
     Total partners' equity    5,629,743          5,608,816

TOTAL                         $6,708,154         $7,194,045

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                              September 30,      September 30,
                                  2002               2001

REVENUES:
Rental                          $765,152           $823,597

EXPENSES:
Operating                        389,760            435,159
General and administrative        58,151             53,037
     Total expenses              447,911            488,196

OPERATING INCOME                 317,241            335,401

OTHER INCOME
  Interest                         1,262             11,934

NET INCOME                      $318,503           $347,335

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $315,318           $343,862
    General partners               3,185              3,473
TOTAL                           $318,503           $347,335

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 9.92             $10.82

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                September 30,    September 30,
                                    2002             2001


REVENUES:

Rental                           $2,344,226       $2,464,000

EXPENSES:

Operating                         1,163,299        1,218,890
General and administrative          188,881          180,627
Total expenses                    1,352,180        1,399,517

OPERATING INCOME                    992,046        1,064,483

OTHER INCOME
   Interest                           4,523           43,612

NET INCOME                          996,569        1,108,095

AGGREGATE NET INCOME ALLOCATED TO:

Limited partners                    986,603        1,097,014
General partners                      9,966           11,081
TOTAL                               996,569        1,108,095

NET INCOME PER LIMITED
PARTNERSHIP UNIT                     $31.04           $34.52

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION         31,783           31,783

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL




BALANCE AT JANUARY 1, 2002      ($85,940)     $5,694,756   $5,608,816

NET INCOME                         9,966         986,603      996,569
DISTRIBUTIONS                     (9,756)       (965,886)    (975,642)

BALANCE AT SEPTEMBER 30, 2002   ($85,730)     $5,715,473   $5,629,743


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                    September 30,      September 30,
                                        2002               2001


CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                            $  996,569       $1,108,095
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        403,896          403,896
  Changes in assets and liabilities:
     Decrease(increase) in other assets    2,499           (7,500)
    (Decrease)increase in liabilities   (506,818)         192,641
Net cash provided by operating
     activities                          896,146        1,697,132

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (975,642)        (975,642)


NET (DECREASE)INCREASE IN CASH AND
 CASH EQUIVALENTS                        (79,496)         721,490

CASH AND CASH EQUIVALENTS:
At beginning of period                 1,446,960        2,605,662
At end of period                      $1,367,464      $ 3,327,152

See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units.

The accompanying financial information as of September 30, 2002, and for the periods ended September 30, 2002 and 2001 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. As of September 30, 2002, the total cost and accumulated depreciation of the mini-storage facilities is as follows:

        Land                             $ 2,089,882
        Buildings                         10,834,474
        Furniture and Equipment                5,810
        Total                             12,930,166
        Less: Accumulated Depreciation   ( 7,729,008)
        Property - Net                   $ 5,201,158



3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.

4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.


DSI REALTY INCOME FUND X
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND X (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



     ROBERT J. CONWAY, CEO                  RICHARD P. CONWAY, VP



      CERTIFICATIONS


I, Robert Conway, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of DSI Realty Income
Fund X;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit com-mitee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materinal weaknesses.

Date:  November, 2002



Robert Conway
President


      CERTIFICATIONS


I, Richard Conway, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of DSI Realty Income
Fund X;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consoli-dated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit com-mitee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and materinal weaknesses.

Date:  November, 2002



Richard Conway
Vice President