Form 10-K
period 2002-12-31
DSI REALTY INCOME FUND X
filed 2003-04-01
CIK 792989

DSI REALTY INCOME FUND X



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                   FORM 10-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2002. or / /Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to ________________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2002, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's five properties for the years ended December 31, 2002 and December 31, 2001 were as follows:

Location of Property       Average Occupancy        Average Occupancy
                           Level for the            Level for the
                           Year Ended               Year Ended
                           Dec. 31, 2002            Dec. 31, 2001

Ryan Road
Warren, MI                      85%                      88%

Crestwood, IL                   83%                      86%

Groesbeck Hwy
Warren, MI                      82%                      86%

Forestville, MD                 88%                      92%

Troy, MI                        83%                      87%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 2002 regarding properties owned by the Partnership.

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

Forestville,
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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 31,783 limited partnership units during its offering and currently has 962 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $12.54 per Limited Partnership Units were declared and paid each quarter for the year ended December 31, 2002 and $12.62 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001 and $12.80 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2000.




Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 2002
         -------------------------------------------------------------------
                        2002         2001        2000       1999        1998
                        ----         ----        ----       ----        ----

TOTAL REVENUES
AND OTHER
INCOME                $3,076,030  $3,351,149  $3,201,912  $2,928,689  $2,707,174

TOTAL
EXPENSES               1,931,715   1,913,535   1,857,563   1,737,036   1,626,960
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $1,144,315  $1,437,614  $1,344,349  $1,191,653  $1,080,214
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $6,074,744  $7,194,045  $8,846,914  $8,779,268  $9,050,011
                      ========== =========== =========== =========== ===========

CASH FLOW FROM:

OPERATING             $1,050,669  $  461,933  $2,040,154  $1,918,525  $1,644,418
INVESTING                   -           -           -        (6,949)        -
FINANCING             (1,610,044) (1,620,635) (1,638,784) (1,777,602)(1,621,442)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    35.64  $    44.78 $    41.87  $    37.12  $    33.65
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT                  $    50.15  $    50.48  $    51.18 $    55.37  $    50.51
                      ========== =========== =========== =========== ===========





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                         RESULTS OF OPERATIONS

2002 COMPARED TO 2001

     Total revenues decreased from $3,300,988 in 2001 to $3,070,312 in 2002, total expenses increased from $1,913,535 to $1,931,715 and other income decreased from $50,161 to $5,718, resulting in a decrease in net income from $1,437,614 to $1,144,315. The approximate $230,700 (7.0%) decrease in rental revenues can be attributed to lower occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 84.3% for the year ended December 31, 2002, compared to 87.9% for the year ended December 31, 2001. The Partnership continued to increase rental rates where market conditions made such increases feasible. Operating expenses decreased by $38,100 (4.3%) primarily due to decreases in repairs and maintenance, salaries and wages and power and sweeping expenses, partially offset by increases in real estate tax and workers compensation insurance expenses.
Power and sweeping expenses decreased as the substantial snow removal costs associated with heavy snowfalls in the Detroit, Michigan area during the first quarter of 2001, were not incurred in the current period. General and admin-istration expenses increased approximately $46,800 (26.6%) as a result of increases in office supplies, legal and professional and equipment and computer lease expenses, partially offset by a decrease in travel expense. The General Partners' incentive management fee remained relatively constant. Property management fees decreased approximately $8,500 (5.2%). Property management fees, which are computed as a percentage of rental revenue, decreased as a result of the decrease in rental revenue.



2001 COMPARED TO 2000

     Total revenues increased from $3,121,539 in 2000 to $3,300,988 in 2001, total expenses increased from $1,857,563 to $1,913,535 and other income decreased from $80,373 to $50,161, resulting in an increase in net income from $1,344,349 to $1,437,614. The approximate $179,400 (5.7%) increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 87.9% for the year ended December 31, 2001, compared to 86.9% for the year ended December 31, 2000. The Partnership continued to increase rental rates where market conditions made such increases feasible. Operating expenses increased by approximately $47,100 (5.6%) primarily due to increases in repairs and maintenance, real estate taxes, salaries and wages and power and sweeping expenses, partially offset by decreases in yellow page advertising and workers compensation insurance expenses. Power and sweeping expenses increased as a result of above normal snow removal costs associated with heavy snowfalls in the Detroit, Michigan area during the first quarter of 2001. General and administrative expenses increased approximately $5,000 (2.9%) as a result of increases in legal and professional and travel expenses. The General Partners' incentive management fee decreased approximately $1,700 (1.2%). As this fee is computed as a percentage of distributions made to the Limited Partners, the 2001 decrease in distributions resulted in a decrease in the General Partners' incentive management fee. Property management fees increased approximately $5,600 (3.6%). Property management fees, which are computed as a percentage of rental revenue, increased as a result of the increase in rental revenue.

Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, postage, accounting services and computer expenses.



                         LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities decreased approximately $588,700 (127.4%) in 2002 compared to 2001 primarily as a result of not having to pay accrued incentive management fees (see Note 4 to Financial Statements), partially offset by the decrease in net income and the partial payment of deferred property management fees. Net cash provided by operating activities decreased approximately $1,754,700 (79.2%) in 2001 compared to 2000 primarily as a result of the decreases in other liabilities and incentive management fees (see Note 4 to Financial Statements), partially offset by the increase in other assets, net income and the defferal of property management fees.

     Cash used in financing activities, as set forth in the statements of cash flows, consists solely of cash distributions to partners. Special distributions of 1.9%, 1.9%, and 2% of capital contributed by limited partners were declared and paid on December 15, 2002, 2001 and 2000, respectively.

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

                     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 was as follows:

                                  2002 Quarter Ended
                                  ------------------

                      March 31    June 30    September 30   December 31

Total revenues        $828,313    $750,761    $765,152       $726,086

Net income             358,857     319,209     318,503        147,746

Net income per limited
 partnership unit     $  11.18    $   9.94    $   9.92       $   4.60

Weighted average number
 of limited partnership
 units outstanding      31,783      31,783      31,783         31,783



                                  2001 Quarter Ended
                                  ------------------

                      March 31    June 30    September 30   December 31

Total revenues        $837,717    $802,686    $823,597       $836,988

Net income             408,480     352,280     347,335        329,519

Net income per limited
 partnership unit     $  12.72    $  10.97    $  10.82       $  10.26

Weighted average
 number of limited
 partnership units
 outstanding            31,783      31,783      31,783         31,783



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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2002, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 69 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 73 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 79 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT RENUMERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2002, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its year ended December 31, 2002, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2002. (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner


   Robert J. Conway
By_____________________________     Dated:  March 31, 2003
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)


   Joseph W. Conway
By____________________________      Dated:  March 31, 2003
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner


    Robert J. Conway
By:__________________________               Dated:  March 31, 2003
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


    Joseph W. Conway
By___________________________               Dated:  March 31, 2003
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND X

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2002, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2002

         -------------------------------------------------------------------
                        2002         2001        2000       1999        1998
                        ----         ----        ----       ----        ----

TOTAL REVENUES
AND OTHER
INCOME                $3,076,030  $3,351,149  $3,201,912  $2,928,689  $2,707,174

TOTAL
EXPENSES               1,931,715   1,913,535   1,857,563   1,737,036   1,626,960
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $1,144,315  $1,437,614  $1,344,349  $1,191,653  $1,080,214
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $6,074,744  $7,194,045  $8,846,914  $8,779,268  $9,050,011
                      ========== =========== =========== =========== ===========

CASH FLOW FROM:

OPERATING             $1,050,669  $  461,933  $2,040,154  $1,918,525  $1,644,418
INVESTING                   -           -           -        (6,949)        -
FINANCING             (1,610,044) (1,620,635) (1,638,784) (1,777,602)(1,621,442)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    35.64  $    44.78 $    41.87  $    37.12  $    33.65
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT                  $    50.15  $    50.48  $    51.18 $    55.37  $    50.51
                      ========== =========== =========== =========== ===========





The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2002.


                                                          Net         Partners'
                                                        Income         Equity

Per financial statements                             $ 1,144,315    $ 5,143,087
Excess financial statement depreciation                  201,403      2,703,902
Capitalization of syndication costs                                   1,694,248
Payment of accrued incentive management fee                 (953)           379
Accrued partner distributions                                           325,215
Deferred rental revenues                                                 74,734
Acquisition costs depreciated
for tax purposes                                                      1,146,935
State taxes                                               (4,200)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,340,565   $ 11,088,500
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     41.76
                                                     ===========


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page


    Independent Auditors' Report                                             F-1

FINANCIAL STATEMENTS:


    Balance Sheets at December 31, 2002 and 2001                             F-2

    Statements of Income for the Three
        Years Ended December 31, 2002                                        F-3

    Statements of Changes in Partners' Equity (Deficit) for
        the Three Years Ended December 31, 2002                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 2002                                              F-5

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


CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evalu-ation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the inform-ation required to be disclosed by the Parnership it its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.



INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund X:

We have audited the accompanying balance sheets of DSI Realty Income Fund X, a California Limited Partnership (the "Partnership") as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial schedule are the responsibility of the Partnership's management. Our respons-ibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund X at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with generally accepted accounting in the United States of America.



Deloitte & Touche LLP
February 3, 2003




DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


ASSETS                                                  2002             2001

CASH AND CASH EQUIVALENTS                           $   887,585      $ 1,446,960

PROPERTY, net (Note 3)                                5,047,627        5,605,054

OTHER ASSETS                                            139,532          142,031
                                                    -----------      -----------
TOTAL                                               $ 6,074,744      $ 7,194,045
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   325,214      $   325,214
Incentive management fee payable to
general partners (Note 4)                                   379            1,332
Property management fees payable                        409,681        1,078,394
Customer deposits and other liabilities                 196,383          180,289
                                                    -----------      -----------
Total liabilities                                       931,657        1,585,229
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (90,597)        (85,940)
Limited partners (31,783 limited
partnership units outstanding
at December 31, 2002 and 2001)                        5,233,684        5,694,756
                                                   ------------      -----------
Total partners' equity                                5,143,087        5,608,816
                                                   ------------      -----------
TOTAL                                               $ 6,074,744      $ 7,194,045
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                               2002         2001         2000

REVENUES:
Rental                                      $3,070,312   $3,300,988   $3,121,539
                                            ----------   ----------   ----------

EXPENSES:
 Depreciation                                  557,427      538,528      538,528
 Operating                                     852,859      890,989      843,873
 General and administrative                    223,009      176,169      171,215
 General partners' incentive
  management fee (Note 4)                      144,904      145,857      147,542
 Property management                           153,516      161,992      156,405
                                            ----------   ----------   ----------
Total expenses                               1,931,715    1,913,535    1,857,563
                                            ----------   ----------   ----------
OPERATING INCOME                             1,138,597    1,387,453    1,263,976

OTHER INCOME -
Interest income                                  5,718       50,161       80,373
                                            ----------   ----------   ----------
NET INCOME                                  $1,144,315   $1,437,614   $1,344,349
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $1,132,872   $1,423,238   $1,330,906
General partners                                11,443       14,376       13,443
                                            ----------   ----------   ----------
TOTAL                                       $1,144,315   $1,437,614   $1,344,349
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    35.64   $    44.78   $    41.87
                                            ==========   ==========   ==========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

BALANCE, JANUARY 1, 2000               $(81,123)     $6,171,569      $6,090,446

 Net income                              13,443       1,330,906       1,344,349

 Distributions                          (16,430)     (1,626,528)     (1,642,958)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2000            $(84,110)     $5,875,947      $5,791,837

 Net income                              14,376       1,423,238       1,437,614

 Distributions                          (16,206)     (1,604,429)     (1,620,635)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2001            $(85,940)     $5,694,756      $5,608,816

 Net income                              11,443       1,132,872       1,144,315

 Distributions                          (16,100)     (1,593,944)     (1,610,044)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2002            $(90,597)     $5,233,684      $5,143,087
                                        =======      ==========      ==========


See accompanying notes to financial statements.



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


                                            2002          2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $1,144,315    $1,437,614    $1,344,349
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              557,427       538,528       538,528
  Changes in assets and liabilities:
   Receivable from general partners
   Other assets                               2,499       (44,361)      (28,365)
   Incentive management fee
    payable to general partners                (953)   (1,608,358)      147,542
   Property management fee payable         (668,713)      161,993       156,405
   Customer deposits and other
    liabilities                              16,094       (23,483)       58,134
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,050,699       461,933     2,216,593

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,610,044)   (1,620,635)   (1,638,784)
                                         -----------    -----------   ----------
NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                           (559,375)   (1,158,702)      577,809

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                      1,446,960     2,605,662     2,027,853
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   887,585   $ 1,446,960   $ 2,605,662
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2002


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

     The Partnership has acquired five mini-storage properties, two of which are located in Warren, Michigan; one in Crestwood, Illinois; one in Troy, Michigan; and one in Forestville, Maryland. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners. The mini-storage facilities are operated for the Partnership by Dahn under various agreements which are subject to renewal annually. Under the terms of the agreements, the Partnership is required to pay Dahn a property management fee equal to 5% of gross revenue from oper-ations, defined as the entire amount of all receipts for the renting or leasing of storage compartments and sale of locks.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents.

     Property and Depreciation - Property is recorded at cost and is composed mini-storage facilities. Depreciation is provided using the straight-line method over an estimated useful life of twenty years for the facilities. Building improvements are depreciated over a five-year period.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $5,945,413.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (31,783 in 2002, 2001 and 2000).

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment to the extent the carrying value exceeded the fair market value of the property. No impairment losses were recognized in 2002, 2001 or 2000.

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

     Impact of Recent Accounting Pronouncements - In 2002, the Partnership adopted the following pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, and SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. The adoption of these pronouncements did not have a material impact on the Partnership's financial position or results of operations. The Partner-ship believes the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, will have not have a material impact on the financial statements.


3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:

                                                    2002                2001

     Land                                        $ 2,089,882        $ 2,089,882
     Buildings and improvements                   10,840,285         10,840,285
                                                 -----------        ------------
     Total                                       $12,930,167        $12,930,167
     Accumulated depreciation                     (7,882,540)        (7,325,113)
                                                 -----------        -----------
     Property, net                               $ 5,047,627        $ 5,605,054
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

     In addition, the general partners are entitled to an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to nine percent per annum of the Partnership distributions made from cash available for distribution, calculated as cash generated from operations less capital expenditures,and the payment of such fee is subordinated to a cumulative return to the limited partners of 8.1% of the offering proceeds.

     As a result of the Special Distribution paid on December 15, 2001 to the limited partners, they now have reached a cumulative return of 8.1% of the offering proceeds. Consequently, in December 2001, the general partners were paid accrued incentive management fees in the amount of $1,754,214. This sum represents accumulated incentive management fees due the general partners from inception of the Partnership through December 31 2001, which had not been paid previously.

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





DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Ryan Road, Warren
 Michigan             None    $277,799  $1,715,183   $ 5,319         $277,799  $1,720,502  $1,998,301*$1,294,983  12/87 02/87 20 Yrs
Crestwood,Illinois    None     205,960   1,631,179     3,211          205,960   1,634,390   1,840,350  1,231,192  12/87 04/87 20 Yrs
Grosebeck Highway
 Warren, Michigan     None     314,517   1,760,657    74,155          314,517   1,834,812   2,149,329  1,347,695  01/88 04/87 20 Yrs
Forestville, Maryland None     755,000   2,278,110     9,145          755,000   2,287,255   3,042,255  1,665,687  07/88 08/87 20 Yrs
Troy, Michigan        None     536,606   3,152,736   210,590          536,606   3,363,326   3,899,932  2,342,983  06/88 06/88 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,882 $10,537,865  $302,420       $2,089,882 $10,840,285 $12,930,167*$7,882,540
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2000               $12,930,167     $6,248,057
                 Additions                                               538,528
                                                      -----------     ----------
               Balance, December 31, 2000             $12,930,167     $6,786,585
                 Additions                                               538,528
                                                      -----------     ----------
               Balance, December 31, 2001             $12,930,167     $7,325,113
                 Additions                                               557,427
                                                      -----------     ----------
               Balance, December 31, 2002             $12,930,167     $7,882,540
                                                      ===========     ==========

                                    EXHIBIT 2
                                 March 28, 2003

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND X

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2002 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities including two in Warren, MI. The Partnership's proper-ties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2002 and December 31, 2001 were as follows:


Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2002              Dec. 31, 2001

Ryan Rd
Warren, MI                           85%                         88%

Crestwood,IL                         83%                         86%

Groesbeck Hwy
Warren, MI                           82%                         86%

Forestville, MD                      88%                         92%

Troy, MI                             83%                         87%


     We will keep you informed of the activities of DSI Realty Income Fund X as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

                                                     Very truly yours,

                                                     DSI REALTY INCOME FUND X
                                                     By:  DSI Properties, Inc.



                                                   By___________________________
                                                     ROBERT J. CONWAY, President






                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund X;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to re-cord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls; and

    6. The registrnat's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  February 3, 2003



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund X;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this annual report.

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effec-tiveness of the disclosure controls and procedures based on our evalu-ation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to re-cord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls; and

    6. The registrnat's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date:  February 3, 2003



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund X (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    February 3, 2003






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund X (the "Partnership") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    February 3, 2003