Form 10-Q
period 2003-06-30
DSI REALTY INCOME FUND X
filed 2003-08-13
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2003 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2003.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2003.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2003         DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  July 31, 2003         DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                                July 31, 2003



                    QUARTERLY REPORT TO THE LIMITED PARTNERS
                          OF DSI REALTY INCOME FUND X


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2003. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2003 and 2002, total revenues decreased 4.7% from $750,761 to $715,720 and total expenses increased 2.3% from $432,745 to $442,812 and other income decreased from $1,193 to $514.
As a result, net income decreased 14.3% from $319,209 to $273,422 for the three-month period ended June 30, 2003, as compared to the same period in 2002. The decrease in revenues can be attributed to a decrease in rental income due to lower occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 82.1% for the three-month period ended June 30, 2003, as compared to 84.8% for the same period in 2002. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $3,600 (1.0%) primarily as a result of a decrease in office supplies, workers compensation insurance and postage expenses, partially offset by increases in fire and liability insurance and real estate tax expenses. General and administrative expenses increased approximately $13,600 (22.9%) as a result of an increase in state tax pay-ments, partially offset by a decrease in equipment and computer lease expenses.

For the six-month periods ended June 30, 2003, and 2002, total revenues decreased 9.3% from $1,579,074 to $1,432,697 and total expenses increased 3.4% from $904,269 to $934,582 and other income decreased from $3,261 to $1,160. As a result, net income decreased 26.4% from $678,066 for the six-month period ended June 30, 2002, to $499,275 for the same period in 2003. The decrease in revenues can be attributed to a decrease in rental revenue due to lower occupancy and unit rental rates. Operating expenses increased approximately $16,800 (2.2%) primarily due to higher advertising, fire and liability insurance, real estate tax and power and sweeping expenses, partially offset by decreases in repairs and maintenance, property management fees, office supplies, workers compensation insurance and postage expenses. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses increased approximately $13,600 (10.4%) due to increases in state tax payments, partially offset by decreases in legal and professional and equipment and computer lease expenses.

The General Partners will continue their policy of funding improvements and maintenance of Partnership properties with cash generated from operations.
The Partnership's financial resources appear to be adequate to meet its needs.

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implemen-tation of the amendment.

The General Partners will continue their policy of funding the improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

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

                              Very truly yours,

                              DSI Realty Income Fund X
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President





DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2003 AND DECEMBER 31, 2002


                               June 30,        December 31,
                                 2003               2002

ASSETS

CASH AND CASH EQUIVALENTS     $1,034,733         $  887,585
PROPERTY, NET                  4,785,666          5,047,627
OTHER ASSETS                     139,532            139,532

TOTAL                         $5,959,931         $6,074,744

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                   $  967,997         $  931,657

PARTNERS' EQUITY (DEFICIT):
General Partners                 (92,108)           (90,597)
Limited Partners               5,084,042          5,233,684
     Total partners' equity    4,991,934          5,143,087

TOTAL                         $5,959,931         $6,074,744


See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                June 30,          June 30,
                                  2003               2002
REVENUES:
Rental                          $715,720           $750,761

EXPENSES:
Operating                        369,841            373,409
General and administrative        72,971             59,336
     Total expenses              442,812            432,745

OPERATING INCOME                 272,908            318,016

OTHER INCOME
    Interest                         514              1,193


NET INCOME                      $273,422           $319,209

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $270,688           $316,017
    General partners               2,734              3,192
TOTAL                           $273,422           $319,209

NET INCOME PER
   LIMITED PARTNERSHIP UNIT        $8.52              $9.94

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   June 30,       June 30,
                                    2003             2002

REVENUES:
  Rental                        $1,432,697       $1,579,074

EXPENSES:
  Operating                        790,289          773,539
  General and adminstrative        144,293          130,730
  Total expenses                   934,582          904,269

OPERATING INCOME                $  498,115       $  674,805

OTHER INCOME
  Interest                           1,160            3,261

NET INCOME                      $  499,275       $  678,066

AGGREGATE NET INCOME ALLOCATED TO:

  Limited Partners              $  494,282       $  671,285
  General Partners                   4,993            6,781

TOTAL                              499,275          678,066

NET INCOME PER
  LIMITED PARTNERSHIP UNIT          $15.55           $21.72

LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION      31,783           31,783

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2003      ($90,597)     $5,233,684   $5,143,087

NET INCOME                         4,993         494,282      499,275
DISTRIBUTIONS                     (6,504)       (643,924)    (650,428)

BALANCE AT JUNE 30, 2003        ($92,108)     $5,084,042   $4,991,934


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002



                                      June 30,          June 30,
                                        2003               2002

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 499,275        $ 678,066
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        269,264          269,264
  Changes in assets and liabilities:
     Decrease in other assets                  0            2,499
     Increase(decrease)in liabilities     36,340         (461,730)
Net cash provided by operating
  activities                             804,879          488,099

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to property                (7,303)               0


CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (650,428)        (650,428)


NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                        147,148         (162,329)

CASH AND CASH EQUIVALENTS:
At beginning of period                   887,585        1,446,960
At end of period                      $1,034,733       $1,284,631

See accompanying notes to financial statements(unaudited).



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units.

The accompanying financial information as of June 30, 2003, and for the periods ended June 30, 2003 and 2002 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. As of June 30, 2003, the total cost and accumulated depreciation of the mini-storage facilities is as follows:


        Land                             $ 2,089,882
        Buildings                         10,841,777
        Furniture and Equipment                5,810
        Total                             12,937,469
        Less: Accumulated Depreciation   ( 8,151,803)
        Property - Net                   $ 4,785,666


3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per  limited  partnership  unit is calculated  by  dividing  the
net   income allocated to the  limited  partners by the  number of  limited partnership  units  outstanding  during the  period.

4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership con-cluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls sub-sequent to the date of their evaluation.




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund X;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report.

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

    Date:  July 31, 2003



    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of DSI Realty Income Fund X;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this quarterly report.

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

    Date:  July 31, 2003



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2003






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2003