Form 10-Q
period 2003-09-30
DSI REALTY INCOME FUND X
filed 2003-11-14
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2003 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2003.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2003.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2003      DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  October 31, 2003      DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer




                             October 31, 2003


                    QUARTERLY REPORT TO THE LIMITED PARTNERS
                           OF DSI REALTY INCOME FUND X


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2003. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2003, and 2002, total revenues decreased 6.8% from $765,152 to $712,867 and total expenses increased 18.4% from $447,911 to $530,267 and other income decreased from $1,262 to $881. As a result, net income decreased 41.5% from $318,503 to $186,481 for the three-month period ended September 30, 2003, as compared to the same period in 2002. The decrease in revenues can be attributed to a decrease in rental income due to lower unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 82.5% for the three-month period ended June 30, 2003, as compared to 82.8% for the same period in 2002. The Partner-ship is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approxi-mately $25,100 (6.4%) primarily as a result of an increase in maintenance and repair and real estate tax expenses, partially offset by decreases in adver-tising, salaries and wages and workers compensation insurance. General and administrative expenses increased approximately $57,300 (98.5%) as a result of an increase in legal expense, partially offset by a decrease in equipment and computer lease expenses. Legal expense increased as a result of legal challenges by dissident Limited Partners to a proposed amendment to the Partnership Agreement (see paragraph below).

For the nine-month periods ended September 30, 2003, and 2002, total revenues decreased 8.4% from $2,344,226 to $2,148,564 and total expenses increased 8.3% from $1,352,180 to $1,464,849 and other income decreased from $4,523 to $2,041. As a result, net income decreased 31.2% from $996,569 for the nine-month period ended September 30, 2002, to $685,756 for the same period in 2003. The decrease in revenues can be attributed to a decrease in rental revenue due to lower occupancy and unit rental rates. Operating expenses increased approximately $41,800 (3.6%) primarily due to higher fire and liability insurance, legal and professional, repairs and maintenance, real estate tax, power and sweeping and medical insurance expenses, partially off-set by decreases in property management fees, office supplies, salaries and wages and workers compensation insurance expenses. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses increased approximately $70,800 (37.5%) due to an increase in state tax payments and legal expense, partially offset by a decrease in equipment and computer lease expenses. The increase in legal expense was disussed above.

The Limited Partners have approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implemen-tation of the amendment. Subsequently, the dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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

                              Very truly yours,

                              DSI Realty Income Fund X
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President




DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


                             September 30,        December 31,
                                 2003               2002

ASSETS

CASH AND CASH EQUIVALENTS     $1,028,094         $  887,585
PROPERTY, Net                  4,651,034          5,047,627
OTHER ASSETS                     139,532            139,532

TOTAL                         $5,818,660         $6,074,744

LIABILITIES AND PARTNERS' EQUITY(DEFICIT):

LIABILITIES                   $  965,459         $  931,657

PARTNERS' EQUITY (DEFICIT):
General Partners                 (93,495)           (90,597)
Limited Partners               4,946,696          5,233,684
     Total partners' equity    4,853,201          5,143,087

TOTAL                         $5,818,660         $6,074,744

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                              September 30,      September 30,
                                  2003               2002

REVENUES:
Rental                          $715,867           $765,152

EXPENSES:
Operating                        414,841            389,760
General and administrative       115,426             58,151
     Total expenses              530,267            447,911

OPERATING INCOME                 185,600            317,241

OTHER INCOME
  Interest                           881              1,262

NET INCOME                      $186,481           $318,503

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $184,616           $315,318
    General partners               1,865              3,185
TOTAL                           $186,481           $318,503

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 5.81             $ 9.92

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                September 30,    September 30,
                                    2003             2002


REVENUES:

Rental                           $2,148,564       $2,344,226

EXPENSES:

Operating                         1,205,130        1,163,299
General and administrative          259,719          188,881
Total expenses                    1,464,849        1,352,180

OPERATING INCOME                    683,715          992,046

OTHER INCOME
   Interest                           2,041            4,523

NET INCOME                          685,756          996,569

AGGREGATE NET INCOME ALLOCATED TO:

Limited partners                    678,898          986,603
General partners                      6,858            9,966
TOTAL                               685,756          996,569

NET INCOME PER LIMITED
PARTNERSHIP UNIT                     $21.36           $31.04

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION         31,783           31,783

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2003      ($90,597)     $5,233,684   $5,143,087

NET INCOME                         6,858         678,898      685,756
DISTRIBUTIONS                     (9,756)       (965,886)    (975,642)

BALANCE AT SEPTEMBER 30, 2003   ($93,495)     $4,946,696   $4,853,201


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



                                    September 30,      September 30,
                                        2003               2002


CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                            $  685,756       $  996,569
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        403,895          403,896
  Changes in assets and liabilities:
     Decrease in other assets                  0            2,499
     Increase(decrease) in liabilities    33,802         (506,818)
Net cash provided by (used in)
     operating activities              1,123,453          896,146

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to property                (7,302)               0

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (975,642)        (975,642)


NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                        140,509         (79,496)

CASH AND CASH EQUIVALENTS:
At beginning of period                   887,585        1,446,960
At end of period                      $1,028,094      $ 1,367,464

See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units.

The accompanying financial information as of September 30, 2003, and for the periods ended September 30, 2003 and 2002 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. As of September 30, 2003, the total cost and accumulated depreciation of the mini-storage facilities is as follows:

        Land                             $ 2,089,882
        Buildings                         10,841,777
        Furniture and Equipment                5,810
        Total                             12,937,469
        Less: Accumulated Depreciation   ( 8,286,435)
        Property - Net                   $ 4,651,034



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


DSI REALTY INCOME FUND X
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND X (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2003 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



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

Date:  November, 2003



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

Date:  November, 2003



Richard Conway
Vice President