Form 10-K
period 2003-12-31
DSI REALTY INCOME FUND X
filed 2004-03-31
CIK 792989

DSI REALTY INCOME FUND X



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                   FORM 10-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2003. or / /Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to ________________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2003, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's five properties for the years ended December 31, 2003 and December 31, 2002 were as follows:

Location of Property       Average Occupancy        Average Occupancy
                           Level for the            Level for the
                           Year Ended               Year Ended
                           Dec. 31, 2003            Dec. 31, 2002

Ryan Road
Warren, MI                      80%                      83%

Crestwood, IL                   81%                      82%

Groesbeck Hwy
Warren, MI                      80%                      81%

Forestville, MD                 80%                      84%

Troy, MI                        83%                      83%

     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 2003 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 31,783 limited partnership units during its offering and currently has 952 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $10.96 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003 and $12.54 per Limited Partnership Units were declared and paid each quarter for the year ended December 31, 2002 and $12.62 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2001.




Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 2003
         -------------------------------------------------------------------
                        2003         2002        2001       2000        1999
                        ----         ----        ----       ----        ----

TOTAL REVENUES
AND OTHER
INCOME                $2,837,397  $3,076,030  $3,351,149  $3,201,912  $2,928,689

TOTAL
EXPENSES               1,960,287   1,931,715   1,913,535   1,857,563   1,737,036
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $  877,110  $1,144,315  $1,437,614  $1,344,349  $1,191,653
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $5,557,881  $6,074,744  $7,194,045  $8,846,914  $8,779,268
                      ========== =========== =========== =========== ===========

CASH FLOW FROM:

OPERATING             $1,448,782  $1,050,669  $  461,933  $2,216,593  $2,040,154
INVESTING                 (7,303)       -           -           -        (6,949)
FINANCING             (1,407,500)(1,610,044) (1,620,635) (1,638,784) (1,777,602)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    27.32  $    35.64  $    44.78 $    41.87  $    37.12
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT                  $    43.84  $    50.15  $    50.48  $    51.18 $    55.37
                      ========== =========== =========== =========== ===========





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

                         RESULTS OF OPERATIONS

2003 COMPARED TO 2002

     Total revenues decreased from $3,070,312 in 2002 to $2,834,856 in 2003, total expenses increased from $1,931,715 to $1,960,287 and other income de-creased from $5,718 to $2,541, resulting in a decrease in net income from $1,144,315 to $877,110. The approximate $235,500 (7.7%) decrease in rental revenues can be attributed to lower occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 80.7% for the year ended December 31, 2003, compared to 84.3% for the year ended
December 31, 2002. The Partnership increased rental rates where market conditions made such increases feasible. Operating expenses increased by approximately $12,900 (1.5%) primarily due to relatively insignificant fluctuations in various expense accounts. General and administrative expenses increased approximately $41,800 (18.7%) as a result of increases in legal and professional expense, partially offset by decreases in office supplies and equipment and computer lease expenses. Legal expense increased as a result of legal challenges by dissident Limited Partners to a proposed amendment to the Partnership Agreement (see paragraph below). The General Partners' in-centive management fee, which is based on cash distributions to Limited Partner, decreased as a result of a decrease in these distributions. Property manage-ment fees, which are computed as a percentage of rental revenue, decreased as a result of the decrease in rental revenue.


2002 COMPARED TO 2001

     Total revenues decreased from $3,300,988 in 2001 to $3,070,312 in 2002, total expenses increased from $1,913,535 to $1,931,715 and other income decreased from $50,161 to $5,718, resulting in a decrease in net income from $1,437,614 to $1,144,315. The approximate $230,700 (7.0%) decrease in rental revenues can be attributed to lower occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 84.3% for the year ended December 31, 2002, compared to 87.9% for the year ended December 31, 2001. The Partnership increased rental rates where market conditions made such increases feasible. Operating expenses decreased by $38,100 (4.3%) primarily due to decreases in repairs and maintenance, salaries and wages and power and sweeping expenses, partially offset by increases in real estate tax and workers compensation insurance expenses.
Power and sweeping expenses decreased as the substantial snow removal costs associated with heavy snowfalls in the Detroit, Michigan area during the first quarter of 2001, were not incurred in the current period. General and admin-istrative expenses increased approximately $46,800 (26.6%) as a result of increases in office supplies, legal and professional and equipment and computer lease expenses, partially offset by a decrease in travel expense. The General Partners' incentive management fee remained relatively constant. Property management fees, which are computed as a percentage of rental revenue, de-creased as a result of the decrease in rental revenue.

Operating expenses consists mainly of expenses such as yellow pages and other advertising, utilities, repairs and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, postage, accounting services and computer expenses.



                         LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities increased approximately $398,100 (37.9%) in 2003 compared to 2002 primarily as a result of not having to pay accrued property management fees, partially offset by the decrease in net income. Net cash provided by operating activities increased approximately $588,700 (127.4%) in 2002 compared to 2001 primarily as a result of not having to pay accrued incentive management fees, partially offset by the decrease in net income and the partial payment fo deferred property management.

     Cash used in financing activities, as set forth in the statements of cash flows, consists solely of cash distributions to partners. Special distributions of 0.5%, 1.9%, and 1.9% of capital contributed by Limited Partners were declared and paid on December 15, 2003, 2002 and 2001, respectively.

     Cash used in investing activities, as set forth in the statements of cash flows, consists of acquisitions of property for the Partnership's mini-storage facilities in 2003. The Partnership has no material commitments for capital expenditures.

     The Limited Partners have approved an amendment to the Partnership Agree-ment granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implemen-tation of the amendment. Subsequently, the dissident Limited Partners, who initiated the legal proceedings decided not to pursue the matter any further.

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

                     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2003 and 2002 was as follows:


                                  2003 Quarter Ended
                                  ------------------

                      March 31    June 30    September 30   December 31

Total revenues        $716,977    $715,720    $715,867       $686,292

Net income             225,853     273,422     186,481        191,354

Net income per limited
 partnership unit     $   7.03    $   8.52    $   5.81       $   5.96

Weighted average
 number of limited
 partnership units
 outstanding            31,783      31,783      31,783         31,783



                                  2002 Quarter Ended
                                  ------------------

                      March 31    June 30    September 30   December 31

Total revenues        $828,313    $750,761    $765,152       $726,086

Net income             358,857     319,209     318,503        147,746

Net income per limited
 partnership unit     $  11.18    $   9.94    $   9.92       $   4.60

Weighted average number
 of limited partnership
 units outstanding      31,783      31,783      31,783         31,783


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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2003, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 70 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 75 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 81 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT RENUMERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2003, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. Please see information contained in Item 10 hereinabove.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, attached hereto as Exhibit l and incorporated herein by this reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its year ended December 31, 2003, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2003. (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner


   Robert J. Conway
By_____________________________     Dated:  March 31, 2004
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)


   Joseph W. Conway
By____________________________      Dated:  March 31, 2004
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner


    Robert J. Conway
By:__________________________               Dated:  March 31, 2004
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


    Joseph W. Conway
By___________________________               Dated:  March 31, 2004
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND X

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2003, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2003
         -------------------------------------------------------------------

                        2003         2002        2001       2000        1999
                        ----         ----        ----       ----        ----

TOTAL REVENUES
AND OTHER
INCOME                $2,837,397  $3,076,030  $3,351,149  $3,201,912  $2,928,689

TOTAL
EXPENSES               1,960,287   1,931,715   1,913,535   1,857,563   1,737,036
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $  877,110  $1,144,315  $1,437,614  $1,344,349  $1,191,653
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $5,557,881  $6,074,744  $7,194,045  $8,846,914  $8,779,268
                      ========== =========== =========== =========== ===========

CASH FLOW FROM:

OPERATING             $1,448,782  $1,050,669  $  461,933  $2,216,593  $2,040,154
INVESTING                 (7,303)       -           -           -        (6,949)
FINANCING             (1,407,500)(1,610,044) (1,620,635) (1,638,784) (1,777,602)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    27.32  $    35.64  $    44.78 $    41.87  $    37.12
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT                  $    43.84  $    50.15  $    50.48  $    51.18 $    55.37
                      ========== =========== =========== =========== ===========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2003.


                                                          Net         Partners'
                                                        Income         Equity

Per financial statements                             $   877,110    $ 4,612,697
Excess financial statement depreciation                  205,119      2,909,021
Capitalization of syndication costs                                   1,694,248
Excess book distributions                                               325,215
Property acquisition costs                                            1,146,935
Deferred rental revenues                                                 74,734
Tax expense adjustment                                   (26,384)
Incentive management fee                                    (379)
                                                     -----------    -----------
Per Partnership income tax return                    $ 1,055,466   $ 10,762,850
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     32.88
                                                     ===========


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page


    Independent Auditors' Report                                             F-1

FINANCIAL STATEMENTS:


    Balance Sheets at December 31, 2003 and 2002                             F-2

    Statements of Income for the Three
        Years Ended December 31, 2003                                        F-3

    Statements of Changes in Partners' Equity (Deficit) for
        the Three Years Ended December 31, 2003                              F-4

    Statements of Cash Flows for the Three Years
        Ended December 31, 2003                                              F-5

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



INDEPENDENT AUDITORS' REPORT
To the Partners of
DSI Realty Income Fund X:

We have audited the accompanying balance sheets of DSI Realty Income Fund X, a California Limited Partnership (the "Partnership") as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund X at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with generally accepted accounting in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
March 20, 2004




DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


ASSETS                                                  2003             2002

CASH AND CASH EQUIVALENTS                           $   921,565      $   887,585

PROPERTY, net (Note 3)                                4,493,620        5,047,627

OTHER ASSETS                                            142,696          139,532
                                                    -----------      -----------
TOTAL                                               $ 5,557,881      $ 6,074,744
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   325,214      $   325,214
Incentive management fee payable to
general partners (Note 4)                                 2,376              379
Property management fees payable                        409,210          409,681
Customer deposits and other liabilities                 208,384          196,383
                                                    -----------      -----------
Total liabilities                                       945,184          931,657
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                        (95,901)        (90,597)
Limited partners (31,783 limited
partnership units outstanding
at December 31, 2002 and 2001)                        4,708,598        5,233,684
                                                   ------------      -----------
Total partners' equity                                4,612,697        5,143,087
                                                   ------------      -----------
TOTAL                                               $ 5,557,881      $ 6,074,744
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                               2003         2002         2001

REVENUES:
Rental                                      $2,834,856   $3,070,312   $3,300,988
                                            ----------   ----------   ----------

EXPENSES:
 Depreciation                                  561,309      557,427      538,528
 Operating                                     865,712      852,859      890,989
 General and administrative                    264,846      223,009      176,169
 General partners' incentive
  management fee (Note 4)                      126,675      144,904      145,857
 Property management                           141,745      153,516      161,992
                                            ----------   ----------   ----------
Total expenses                               1,960,287    1,931,715    1,913,535
                                            ----------   ----------   ----------
OPERATING INCOME                               874,569    1,138,597    1,387,453

OTHER INCOME -
Interest income                                  2,541        5,718       50,161
                                            ----------   ----------   ----------
NET INCOME                                  $  877,110   $1,144,315   $1,437,614
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  868,339   $1,132,872   $1,423,238
General partners                                 8,771       11,443       14,376
                                            ----------   ----------   ----------
TOTAL                                       $  877,110   $1,144,315   $1,437,614
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT                                        $    27.32   $    35.64   $    44.78
                                            ==========   ==========   ==========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

 BALANCE, JANUARY 1, 2001              $(84,110)     $5,875,947      $5,791,837

 Net income                              14,376       1,423,238       1,437,614

 Distributions                          (16,206)     (1,604,429)     (1,620,635)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2001            $(85,940)     $5,694,756      $5,608,816

 Net income                              11,443       1,132,872       1,144,315

 Distributions                          (16,100)     (1,593,944)     (1,610,044)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2002            $(90,597)     $5,233,684      $5,143,087

 Net income                               8,771         868,339         877,110

 Distributions                          (14,075)     (1,393,425)     (1,407,500)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2003            $(95,901)     $4,708,598      $4,612,697
                                        =======      ==========      ==========


See accompanying notes to financial statements.



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


                                            2003          2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $  877,110    $1,144,315    $1,437,614
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              561,309       557,427       538,528
  Changes in assets and liabilities:
   Receivable from general partners
   Other assets                              (3,164)        2,499       (44,361)
   Incentive management fee
    payable to general partners               1,997          (953)   (1,608,358)
   Property management fee payable             (471)     (668,713)      161,993
   Customer deposits and other
    liabilities                              12,001        16,094       (23,483)
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,448,782     1,050,699       461,933

CASH FLOWS FROM INVESTING ACTIVITIES -
  Additions to property                      (7,302)

CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners                (1,407,500)   (1,610,044)   (1,620,635)
                                         -----------    ----------   ----------
NET INCREASE(DECREASE) IN CASH AND
CASH EQUIVALENTS                             33,980      (559,375)   (1,158,702)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        887,585     1,446,960     2,605,662
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   921,565   $   887,585   $ 1,446,960
                                        ===========   ===========   ============

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2003


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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $178,356.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year (31,783 in 2003, 2002 and 2001).

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Partnership would recognize an impairment to the extent the carrying value exceeded the fair market value of the property. No impairment losses were recog-nized in 2003, 2002 or 2001.

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

     Impact of Recent Accounting Pronouncements - In 2002, the Partnership adopted the following pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, and SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. The adoption of these pronouncements did not have a material impact on the Partnership's financial position or results of operations. The Partner-ship believes the adoption of Financial Accounting Standards Board Inter-pretation No. 46, Consolidation of Variable Interest Entities, will not have a material impact on the financial statements.


3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:

                                                    2003                2002

     Land                                        $ 2,089,882        $ 2,089,882
     Buildings and improvements                   10,847,587         10,840,285
                                                 -----------        ------------
     Total                                       $12,937,469        $12,930,167
     Accumulated depreciation                     (8,443,849)        (7,882,540)
                                                 -----------        -----------
     Property, net                               $ 4,493,620        $ 5,047,627
                                                 ===========        ===========

4. ALLOCATION OF PROFITS AND LOSSES AND GENERAL PARTNERS' INCENTIVE MANAGEMENT FEES

     Under the Agreement of Limited Partnership, the general partners are to be allocated 1% of the net profits or net losses from operations, and the limited partners are to be allocated the balance of the net profit or loss from operations in proportion to their limited partnership interests.The general partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition, or refinancing of a real estate project.

     In addition, the general partners are entitled to an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the Partnership distributions made from cash available for distribution, calculated as cash generated from operations less capital expenditures,and the payment of such fee is subordinated to a cumulative return to the limited partners of 8.1% of the offering proceeds.


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





DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Ryan Road, Warren
 Michigan             None    $277,799  $1,715,183   $ 5,319         $277,799  $1,720,502  $1,998,301*$1,381,806  12/87 02/87 20 Yrs
Crestwood,Illinois    None     205,960   1,631,179     3,211          205,960   1,634,390   1,840,350  1,313,393  12/87 04/87 20 Yrs
Grosebeck Highway
 Warren, Michigan     None     314,517   1,760,657    74,155          314,517   1,834,812   2,149,329  1,450,557  01/88 04/87 20 Yrs
Forestville, Maryland None     755,000   2,278,110    16,447          755,000   2,294,557   3,049,557  1,785,306  07/88 08/87 20 Yrs
Troy, Michigan        None     536,606   3,152,736   210,590          536,606   3,363,326   3,899,932  2,512,787  06/88 06/88 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,089,882 $10,537,865  $309,722       $2,089,882 $10,847,587 $12,937,469*$8,443,849
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2001               $12,930,167     $6,786,585
                 Additions                                               538,528
                                                      -----------     ----------
               Balance, December 31, 2001             $12,930,167     $7,325,113
                 Additions                                               557,427
                                                      -----------     ----------
               Balance, December 31, 2002             $12,930,167     $7,882,540
                 Additions                                  7,302        561,309
                                                      -----------     ----------
               Balance, December 31, 2003             $12,937,469     $8,443,849
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 20, 2004

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND X

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 2003 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities including two in Warren, MI. The Partnership's proper-ties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2003 and December 31, 2002 were as follows:


Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2003              Dec. 31, 2002


Ryan Road
Warren, MI                            80%                      83%

Crestwood, IL                         81%                      82%

Groesbeck Hwy
Warren, MI                            80%                      81%

Forestville, MD                       80%                      84%

Troy, MI                              83%                      83%




     We will keep you informed of the activities of DSI Realty Income Fund X as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    Date:   March 20, 2004



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

    Date:  March 20, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund X (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 20, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund X (the "Partnership") on Form 10-K for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 20, 2004