Form 10-Q
period 2004-03-31
DSI REALTY INCOME FUND X
filed 2004-05-14
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended March 31, 2004 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended March 31, 2004.



                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               March 31, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 30, 2004        DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  April 30, 2004        DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                             April 30, 2004


                    QUARTERLY REPORT TO THE LIMITED PARTNERS
                          OF DSI REALTY INCOME FUND X


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2004 and 2003, revenues decreased 1.6% from $716,977 to $705,778, total expenses decreased 5.9% from $491,770 to $462,943 and other income decreased from $646 to $599. As a result, net income increased 7.8% from $225,853 to $243,434 for the three-month period ended March 31, 2004, as compared to the same period in 2003. Rental income remained relatively constant. Occupancy levels for the Partnership's five mini-storage facilities averaged 78.0% for the three month period ended March 31, 2004, as compared to 78.9% for the same period in 2003. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approxi-mately $29,000 (6.9%) primarily as a result of lower advertising and real estate tax expenses, partially offset by an increase in maintenance and repair expense. General and administrative expenses remained constant.

The General Partners will continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

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

                              Very truly yours,

                              DSI Realty Income Fund X
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President







DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), MARCH 31, 2004 AND DECEMBER 31, 2003


                               March 31,        December 31,
                                 2004               2003

ASSETS

CASH AND CASH EQUIVALENTS     $  955,610         $  921,565
PROPERTY, NET                  4,358,988          4,493,620
OTHER ASSETS                     142,696            142,696

TOTAL                         $5,457,294         $5,557,881

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                   $  926,377         $  945,184

PARTNERS' EQUITY (DEFICIT):
General Partners                 (96,719)           (95,901)
Limited Partners               4,627,636          4,708,598
     Total partners' equity    4,530,917          4,612,697

TOTAL                         $5,457,294         $5,557,881

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                March 31,          March 31,
                                  2004               2003
REVENUES:
Rental                          $705,778           $716,977

EXPENSES:
Operating                        391,459            420,448
General and administrative        71,484             71,322
     Total expenses              462,943            491,770

OPERATING INCOME                 242,835            225,207

OTHER INCOME
    Interest                         599                646


NET INCOME                      $243,434           $225,853

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $241,000           $223,594
    General partners               2,434              2,259
TOTAL                           $243,434           $225,853

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 7.58             $ 7.04

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783

See accompanying notes to financial statements(unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2004      ($95,901)     $4,708,598   $4,612,697

NET INCOME                         2,434         241,000      243,434
DISTRIBUTIONS                     (3,252)       (321,962)    (325,214)

BALANCE AT MARCH 31, 2004       ($96,719)     $4,627,636   $4,530,917



See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


                                      March 31,          March 31,
                                        2004               2003

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 243,434        $ 225,853
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        134,632          134,632
  Changes in assets and liabilities:
  Decrease in liabilities                (18,807)          (1,457)
Net cash  provided by (used in)
  operating activities                   359,259          359,028

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to property                     0           (7,303)


CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (325,214)        (325,214)


NET INCREASE IN CASH AND
 CASH EQUIVALENTS                         34,045           26,511

CASH AND CASH EQUIVALENTS:
At beginning of period                   921,565          887,585
At end of period                      $  955,610       $  914,096


See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units.

The accompanying financial information as of March 31, 2004, and for the periods ended March 31, 2004 and 2003 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. As of March 31, 2004, the total cost and accumulated depreciation of the mini-storage facilities is as follows:

        Land                             $ 2,089,882
        Buildings                         10,841,777
        Furniture and Equipment                5,810
        Total                             12,937,469
        Less: Accumulated Depreciation   ( 8,578,481)
        Property - Net                   $ 4,358,988

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.


4.   CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Partnership evaluated the effectiveness of its disclosure controls and procedures. The evaluation was performed by the Partnerhip's Controller with the assistance of the Part-nership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be dis-closed by he Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded its dis-closure controls and procedures were effective. There have been no signifi-cant changes in the Partnerhip's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.



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

    Date:  April 30, 2004



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

    Date:  April 30, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    April 30, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    April 30, 2004