Form 10-Q
period 2004-06-30
DSI REALTY INCOME FUND X
filed 2004-08-13
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended June 30, 2004 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended June 30, 2004.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2004         DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  July 31, 2004         DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer



                                July 31, 2004



                    QUARTERLY REPORT TO THE LIMITED PARTNERS
                          OF DSI REALTY INCOME FUND X


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2004 and 2003, total revenues decreased 5.4% from $715,720 to $676,801 and total expenses increased 11.0% from $442,812 to $491,539 and other income increased from $514 to $600. As a result, net income decreased 32.0% from $273,422 to $185,862 for the three-month period ended June 30, 2004, as compared to the same period in 2003. The decrease in revenues can be attributed to a decrease in rental income due to lower occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 77.7% for the three-month period ended June 30, 2004, as compared to 82.1% for the same period in 2003. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses in-creased approximately $47,300 (12.8%) primarily as a result of an increase in advertising, maintenance and repair and real estate tax and salaries and wages expenses. General and administrative expenses remained constant.

For the six-month periods ended June 30, 2004, and 2003, total revenues decreased 3.5% from $1,432,697 to $1,382,579 and total expenses increased 2.1% from $934,582 to $954,482 and other income increased from $1,160 to $1,199. As a result, net income decreased 14.0% from $499,275 for the six-month period ended June 30, 2003, to $429,296 for the same period in 2004. The decrease in revenues can be attributed to a decrease in rental revenue due to lower occupancy and unit rental rates. Operating expenses increased approximately $18,300 (2.3%) primarily due to higher repairs and maintenance real estate tax and salaries and wages. General and administrative expenses remained.

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

                              Very truly yours,

                              DSI Realty Income Fund X
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President





DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2004 AND DECEMBER 31, 2003


                               June 30,        December 31,
                                 2004               2003

ASSETS

CASH AND CASH EQUIVALENTS     $1,029,698         $  921,565
PROPERTY, NET                  4,224,356          4,493,620
OTHER ASSETS                     142,696            142,696

TOTAL                         $5,396,750         $5,557,881

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES                   $1,005,185         $  945,184

PARTNERS' EQUITY (DEFICIT):
General Partners                 (98,112)           (95,901)
Limited Partners               4,489,677          4,708,598
     Total partners' equity    4,391,565          4,612,697

TOTAL                         $5,396,750         $5,557,881


See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                June 30,          June 30,
                                  2004               2003
REVENUES:
Rental                          $676,801           $715,720

EXPENSES:
Operating                        417,144            369,841
General and administrative        74,395             72,971
     Total expenses              491,539            442,812

OPERATING INCOME                 185,262            272,908

OTHER INCOME
    Interest                         600                514


NET INCOME                      $185,862           $273,422

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $184,003           $270,688
    General partners               1,859              2,734
TOTAL                           $185,862           $273,422

NET INCOME PER
   LIMITED PARTNERSHIP UNIT        $5.79              $8.52

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                   June 30,       June 30,
                                    2004             2003

REVENUES:
  Rental                        $1,382,579       $1,432,697

EXPENSES:
  Operating                        808,603          790,289
  General and adminstrative        145,879          144,293
  Total expenses                   954,482          934,582

OPERATING INCOME                $  428,097       $  498,115

OTHER INCOME
  Interest                           1,199            1,160

NET INCOME                      $  429,296       $  499,275

AGGREGATE NET INCOME ALLOCATED TO:

  Limited Partners              $  425,003       $  494,282
  General Partners                   4,293            4,993

TOTAL                              429,296          499,275

NET INCOME PER
  LIMITED PARTNERSHIP UNIT          $13.37           $15.55

LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION      31,783           31,783

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2004      ($95,901)     $4,708,598   $4,612,697

NET INCOME                         4,293         425,003      429,296
DISTRIBUTIONS                     (6,504)       (643,924)    (650,428)

BALANCE AT JUNE 30, 2004        ($98,112)     $4,489,677   $4,391,565


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003



                                      June 30,          June 30,
                                        2004               2003

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 429,296        $ 499,275
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        269,264          269,264
  Changes in assets and liabilities:
     Decrease in liabilities              60,001           36,340
Net cash provided by operating
  activities                             758,561          804,879

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to property                     0           (7,303)


CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (650,428)        (650,428)


NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                        108,133          147,148

CASH AND CASH EQUIVALENTS:
At beginning of period                   921,565          887,585
At end of period                      $1,029,698       $1,034,733

See accompanying notes to financial statements(unaudited).



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units.

The accompanying financial information as of June 30, 2004, and for the periods ended June 30, 2004 and 2003 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. As of June 30, 2004, the total cost and accumulated depreciation of the mini-storage facilities is as follows:


        Land                             $ 2,089,882
        Buildings                         10,841,777
        Furniture and Equipment                5,810
        Total                             12,937,469
        Less: Accumulated Depreciation   ( 8,713,113)
        Property - Net                   $ 4,224,356


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

    Date:  July 31, 2004



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

    Date:  July 31, 2004



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2004






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2004