Form 10-Q
period 2004-09-30
DSI REALTY INCOME FUND X
filed 2004-11-15
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The information required by Rule 10-01 of Regulation S-X is included in the Quarterly Report to the Limited Partners of Registrant for the period ended September 30, 2004 which is attached hereto as Exhibit "20" and incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Registrant incorporates by this reference its Quarterly Report to Limited Partners for the period ended September 30, 2004.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2004.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 29, 2004      DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  October 29, 2004      DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer




                             October 29, 2004


                    QUARTERLY REPORT TO THE LIMITED PARTNERS
                           OF DSI REALTY INCOME FUND X


DEAR LIMITED PARTNERS:

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2004. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2004, and 2003, total revenues decreased 6.9% from $715,867 to $666,472 and total expenses decreased 9.9% from $530,267 to $477,806 and other income decreased from $881 to $607.
As a result, net income increased 1.5% from $186,481 to $189,273 for the three-month period ended September 30, 2004, as compared to the same period in 2003. The decrease in revenues can be attributed to a decrease in rental income due to lower occupancy and unit rental rates. Occupancy levels for the Partner-ship's five mini-storage facilities averaged 78.4% for the three-month period ended September 30, 2004, as compared to 82.5% for the same period in 2003. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $14,900 (3.6%) primarily as a result of an increase in advertis-ing, office supplies, maintenance and repair, real estate tax and salaries and wages expenses, partially offset by a decrease in property management fee expense. Property management fees, which are based on rental revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses decreased approximately $67,400 (58.4%) primarily as a result of a decrease in legal and professional expense. The decrease in legal and pro-fessional expense is related to unsuccessful legal challenges by two dissident Limited Partners to an amendment to the Partnership Agreement in the prior period.

For the nine-month periods ended September 30, 2004, and 2003, total revenues decreased 4.6% from $2,148,564 to $2,049,051 and total expenses de-creased 2.2% from $1,464,849 to $1,432,288 and other income decreased from $2,041 to $1,806. As a result, net income decreased 9.8% from $685,756 for the nine-month period ended September 30, 2003, to $618,569 for the same period in 2004. The decrease in revenues can be attributed to a decrease in rental revenue due to lower occupancy and unit rental rates. Operating expenses in-creased approximately $33,300 (2.8%) primarily due to higher repairs and maintenance, office supplies, real estate tax and salaries and wages expenses, partially offset by a decrease in property management fee expense. Property management fee expense, which is based on rental revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses decreased approximately $65,800 (25.3%) as a result of a decrease in legal and professional expense. The decrease in legal and professional expense was discussed above.

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

                              Very truly yours,

                              DSI Realty Income Fund X
                              By: DSI Properties, Inc., as
                              General Partner



                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President




DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                             September 30,        December 31,
                                 2004               2003

ASSETS

CASH AND CASH EQUIVALENTS     $  946,859         $  921,565
PROPERTY, Net                  4,089,724          4,493,620
OTHER ASSETS                     142,696            142,696

TOTAL                         $5,179,279         $5,557,881

LIABILITIES AND PARTNERS' EQUITY(DEFICIT):

LIABILITIES                   $  923,655         $  945,184

PARTNERS' EQUITY (DEFICIT):
General Partners                 (99,471)           (95,901)
Limited Partners               4,355,095          4,708,598
     Total partners' equity    4,255,624          4,612,697

TOTAL                         $5,179,279         $5,557,881

See accompanying notes to financial statements(unaudited).



STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                              September 30,      September 30,
                                  2004               2003

REVENUES:
Rental                          $666,472           $715,867

EXPENSES:
Operating                        429,789            414,841
General and administrative        48,017            115,426
     Total expenses              477,806            530,267

OPERATING INCOME                 188,666            185,600

OTHER INCOME
  Interest                           607                881

NET INCOME                      $189,273           $186,481

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $187,380           $184,616
    General partners               1,893              1,865
TOTAL                           $189,273           $186,481

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 5.90             $ 5.81

LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                September 30,    September 30,
                                    2004             2003


REVENUES:

Rental                           $2,049,051       $2,148,564

EXPENSES:

Operating                         1,238,392        1,205,130
General and administrative          193,896          259,719
Total expenses                    1,432,288        1,464,849

OPERATING INCOME                    616,763          683,715

OTHER INCOME
   Interest                           1,806            2,041

NET INCOME                          618,569          685,756

AGGREGATE NET INCOME ALLOCATED TO:

Limited partners                    612,383          678,898
General partners                      6,186            6,858
TOTAL                               618,569          685,756

NET INCOME PER LIMITED
PARTNERSHIP UNIT                     $19.27           $21.36

LIMITED PARTNERSHIP UNITS
USED IN PER UNIT CALCULATION         31,783           31,783

See accompanying notes to financial statements (unaudited).



STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2004      ($95,901)     $4,708,598   $4,612,697

NET INCOME                         6,186         612,383      618,569
DISTRIBUTIONS                     (9,756)       (965,886)    (975,642)

BALANCE AT SEPTEMBER 30, 2004   ($99,471)     $4,355,095   $4,255,624


See accompanying notes to financial statements(unaudited).



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                    September 30,      September 30,
                                        2004               2003


CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                            $  618,569       $  685,756
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        403,896          403,895
  Changes in assets and liabilities:
    (Decrease)increase in liabilities    (21,529)          33,802
Net cash provided by (used in)
     operating activities              1,000,936        1,123,453

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to property                     0           (7,302)

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (975,642)        (975,642)


NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                         25,294          140,509

CASH AND CASH EQUIVALENTS:
At beginning of period                   921,565          887,585
At end of period                      $  946,859      $ 1,028,094


See accompanying notes to financial statements(unaudited).


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units.

The accompanying financial information as of September 30, 2004, and for the periods ended September 30, 2004 and 2003 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. As of September 30, 2003, the total cost and accumulated depreciation of the mini-storage facilities is as follows:

        Land                             $ 2,089,882
        Buildings                         10,841,777
        Furniture and Equipment                5,810
        Total                             12,937,469
        Less: Accumulated Depreciation   ( 8,847,745)
        Property - Net                   $ 4,089,724



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


DSI REALTY INCOME FUND X
Form 10-Q

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of DSI Properties, Inc. (corporate General Partner) of DSI REALTY INCOME FUND X (the "Partnership") that the Quarterly Report of the Partnership on Form 10-Q for the periods ended September 30, 2004 fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and that inform-ation contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such periods and the results of operations of the Partnership for such periods.



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

Date:  November, 2004



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

Date:  November, 2004



Richard Conway
Vice President