Form 10-K
period 2004-12-31
DSI REALTY INCOME FUND X
filed 2005-03-31
CIK 792989

DSI REALTY INCOME FUND X



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                   FORM 10-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2004. or / /Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to ________________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2004, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's five properties for the years ended December 31, 2004 and December 31, 2003 were as follows:

Location of Property       Average Occupancy        Average Occupancy
                           Level for the            Level for the
                           Year Ended               Year Ended
                           Dec. 31, 2004            Dec. 31, 2003

Ryan Road
Warren, MI                      79%                      80%

Crestwood, IL                   77%                      79%

Groesbeck Hwy
Warren, MI                      77%                      78%

Forestville, MD                 83%                      81%

Troy, MI                        73%                      78%



     The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, Registrant's business is not affected by the change in seasons.



Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 2004 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 31,783 limited partnership units during its offering and currently has 947 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $10.94 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004 and $10.96 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2003 and $12.54 per Limited Partnership Units were declared and paid each quarter for the year ended December 31, 2002.




Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31, 2004
         -------------------------------------------------------------------
                        2004         2003        2002       2001        2000
                        ----         ----        ----       ----        ----

TOTAL REVENUES
AND OTHER
INCOME                $2,678,680  $2,837,397  $3,076,030  $3,351,149  $3,201,912

TOTAL
EXPENSES               1,890,156   1,960,287   1,931,715   1,913,535   1,857,563
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $  788,524  $  877,110  $1,144,315  $1,437,614  $1,344,349
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $5,091,426  $5,557,881  $6,074,744  $7,194,045  $8,846,914
                      ========== =========== =========== =========== ===========

CASH FLOW FROM (USED IN):

OPERATING             $1,363,458  $1,448,782  $1,050,669  $  461,933  $2,216,593
INVESTING                (10,032)     (7,302)       -           -           -
FINANCING             (1,404,669) (1,407,500) (1,610,044) (1,620,635)(1,638,784)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    24.56  $    27.32  $    35.64 $    44.78  $    41.87
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT                  $    43.75  $    43.84  $    50.15  $    50.48 $    51.18
                      ========== =========== =========== =========== ===========





Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.


Critical Accounting Policies

Revenue recognition - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.



                         RESULTS OF OPERATIONS

2004 COMPARED TO 2003

Total revenues decreased from $2,834,856 in 2003 to $2,676,266 in 2004, total expenses decreased from $1,960,287 in $1,890,156 and other income decreased from $2,541 to $2,414, resulting in a decease in net income from $877,110 to $788,524. The approximate $158,600 (5.6%) decrease in rental revenues can be attributed to lower occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 77.6% for the year ended December 31, 2004, compared to 80.7% for the year ended December 31, 2003. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses re-mained relatively constant as increases in advertising and salaries and wages expenses was offset by a decrease in maintenance and repair expense. General and administrative expenses decreased approximately $64,800 (24.5%) as a result of decreases in legal and professional and equipment and computer lease expenses, partially offset by increases in office supplies and bank and credit card fee expenses. The decrease in legal and professional expense is related to unsuccessful legal challenges by two dissident Limited Partners to a pro-posed amendment to the Partnership Agreement (see paragraph below). The General Partners' incentive management fee remained relatively constant. Property management fees, which are computed as a percentage of rental revenue, decreased as a result of the decrease in rental revenue.


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



                         LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities increased approximately $72,300 (5.0%) in 2004 compared to 2003 primarily as a result of the increase in customer depositis and other liabilities, partially offset by the decrease in net income. Net cash provided by operating activities increased approximately $398,100 (37.9%) in 2003 compared to 2002 primarily as a result of not having to pay accrued property management fees, partially offset by the decrease in net income.

     Cash used in financing activities, as set forth in the statements of cash flows, consists solely of cash distributions to partners. Special distributions of 0.5%, 0.5%, and 1.9% of capital contributed by Limited Partners were declared and paid on December 15, 2004, 2003 and 2002, respectively.

     Cash used in investing activities, as set forth in the statements of cash flows, consists of acquisitions of property for the Partnership's mini-storage facilities in 2004 and 2003. The Partnership has no material commitments for capital expenditures.

     In 2003, the Limited Partners approved an amendment to the Partnership Agreement granting the General Partners ten days to review certain types of transfers during which the General Partners may match, exceed or approve the proposed transfers. The Court has rejected all preliminary attempts to halt implementation of the amendment. Subsequently, the two dissident Limited Partners who initiated the legal proceedings decided not to pursue the matter any further.

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

                     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 was as follows:


                                  2004 Quarter Ended
                                  ------------------

                      March 31    June 30    September 30   December 31

Total revenues        $705,778    $676,801    $666,472       $627,215

Net income             243,434     185,862     189,273        169,955

Net income per limited
 partnership unit     $   7.58    $   5.79    $   5.90       $   5.29

Weighted average
 number of limited
 partnership units
 outstanding            31,783      31,783      31,783         31,783



                                  2003 Quarter Ended
                                  ------------------

                      March 31    June 30    September 30   December 31

Total revenues        $716,977    $715,720    $715,867       $686,292

Net income             225,853     273,422     186,481        191,354

Net income per limited
 partnership unit     $   7.03    $   8.52    $   5.81       $   5.96

Weighted average
 number of limited
 partnership units
 outstanding            31,783      31,783      31,783         31,783



Item 7a. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached hereto as Exhibit l is the information required to be set forth as Item 8, Part II hereof. See the financial statements.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

Item 9a. CONTROLS AND PROCEDURES

     The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Parnership in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.



                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S
                  GENERAL PARTNER

     The General Partners of Registrant are the same as when the Partnership was formed, i.e., DSI Properties, Inc., a California corporation, Robert J. Conway and Joseph W. Conway, brothers. As of December 31, 2004, Messrs. Robert J. Conway and Joseph W. Conway, each of whom own approximately 48.4% of the issued and outstanding capital stock of DSI Financial, Inc., a California corporation, together with Mr. Joseph W. Stok, currently comprise the entire Board of Directors of DSI Properties, Inc.

     Mr. Robert J. Conway is 71 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 76 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 82 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.


Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT RENUMERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2004, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. Please see information contained in Item 10 hereinabove.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2004, attached hereto as Exhibit l and incorporated herein by this reference.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2004 were $26,920 and for 2003 were $25,600.

     Tax Fees

     The aggregate fees for professional services rendered by Deloitee & Touche LLP for tax compliance, tax advice and tax planning for 2004 were $16,300 and for 2003 were $15,200. Most of the fees related to preparation of the Partner-ship's tax returns.


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its year ended December 31, 2004, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2004. (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner


   Robert J. Conway
By_____________________________     Dated:  March 31, 2005
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)


   Joseph W. Conway
By____________________________      Dated:  March 31, 2005
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner


    Robert J. Conway
By:__________________________               Dated:  March 31, 2005
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


    Joseph W. Conway
By___________________________               Dated:  March 31, 2005
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



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

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31, 2004
         -------------------------------------------------------------------

                        2004         2003        2002       2001        2000
                        ----         ----        ----       ----        ----

TOTAL REVENUES
AND OTHER
INCOME                $2,678,680  $2,837,397  $3,076,030  $3,351,149  $3,201,912

TOTAL
EXPENSES               1,890,156   1,960,287   1,931,715   1,913,535   1,857,563
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $  788,524  $  877,110  $1,144,315  $1,437,614  $1,344,349
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $5,091,426  $5,557,881  $6,074,744  $7,194,045  $8,846,914
                      ========== =========== =========== =========== ===========

CASH FLOW FROM (USED IN):

OPERATING             $1,363,458  $1,448,782  $1,050,669  $  461,933  $2,216,593
INVESTING                (10,032)     (7,302)       -           -           -
FINANCING             (1,404,669) (1,407,500) (1,610,044) (1,620,635)(1,638,784)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    24.56  $    27.32  $    35.64 $    44.78  $    41.87
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT                  $    43.75  $    43.84  $    50.15  $    50.48 $    51.18
                      ========== =========== =========== =========== ===========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2004.


                                                          Net         Partners'
                                                        Income         Equity

Per financial statements                             $   788,524    $ 3,996,552
Excess book depreciation                                 192,075      3,101,096
Capitalization of syndication costs                                   1,694,248
Excess book distributions                                               325,215
Property acquisition costs                                            1,146,935
Deferred rental revenues                                 (19,534)        55,200
Fixed asset adjustments                                  (11,250)       (11,250)
Tax expense adjustment                                   (23,555)
Gain on slae of land                                       2,272          2,272
Accrued expenses                                           9,800          9,800
                                                     -----------    -----------
Per Partnership income tax return                    $   938,332   $ 10,320,068
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     29.23
                                                     ===========


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page


FINANCIAL STATEMENTS:

    Report of Independent Registered Public Accounting Firm                  F-1

    Balance Sheets as of December 31, 2004 and 2003                          F-2

    Statements of Income for each of the Three
        Years Ended December 31, 2004                                        F-3

    Statements of Changes in Partners' Equity (Deficit) for
        each of the Three Years Ended December 31, 2004                      F-4

    Statements of Cash Flows for each of the Three Years
        Ended December 31, 2004                                              F-5

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



REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Partners of
DSI Realty Income Fund X:

We have audited the accompanying balance sheets of DSI Realty Income Fund X, a California Limited Partnership (the "Partnership") as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund X at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the ended December 31, 2004, in conformity with generally accepted accounting in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
March 14, 2005




DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------


ASSETS                                                  2004             2003

CASH AND CASH EQUIVALENTS                           $   870,322      $   921,565

PROPERTY, net (Note 3)                                4,100,004        4,493,620

OTHER ASSETS                                            121,100          142,696
                                                    -----------      -----------
TOTAL                                               $ 5,091,426      $ 5,557,881
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
Distribution due partners (Note 4)                  $   325,214      $   325,214
Incentive management fee payable to
general partners (Note 4)                                 2,122            2,376
Property management fees payable                        408,879          409,210
Customer deposits and other liabilities                 212,305          208,384
Capital lease obligations (Note 3)                      146,354
                                                    -----------      -----------
Total liabilities                                     1,094,874          945,184
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                       (102,062)        (95,901)
Limited partners (31,783 limited
partnership units outstanding
at December 31, 2004 and 2003)                        4,098,614        4,708,598
                                                   ------------      -----------
Total partners' equity                                3,996,552        4,612,697
                                                   ------------      -----------
TOTAL                                               $ 5,091,426      $ 5,557,881
                                                   ============      ===========

See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                               2004         2003         2002

REVENUES:
Rental                                      $2,676,266   $2,834,856   $3,070,312
                                            ----------   ----------   ----------

EXPENSES:
 Depreciation                                  561,252      561,309      557,427
 Operating                                     867,829      865,712      852,859
 General and administrative                    200,076      264,846      223,009
 General partners' incentive
  management fee (Note 4)                      126,421      126,675      144,904
 Property management                           134,578      141,745      153,516
                                            ----------   ----------   ----------
Total expenses                               1,890,156    1,960,287    1,931,715
                                            ----------   ----------   ----------
OPERATING INCOME                               786,110      874,569    1,138,597

OTHER INCOME -
Interest income                                  2,414        2,541        5,718
                                            ----------   ----------   ----------
NET INCOME                                  $  788,524   $  877,110   $1,144,315
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  780,639   $  868,339   $1,132,872
General partners                                 7,885        8,771       11,443
                                            ----------   ----------   ----------
TOTAL                                       $  788,524   $  877,110   $1,144,315
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT                                        $    24.56   $    27.32   $    35.64
                                            ==========   ==========   ==========

See accompanying notes to financial statements.



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total

 BALANCE, JANUARY 1, 2002              $(85,940)     $5,694,756      $5,608,816

 Net income                              11,443       1,132,872       1,144,315

 Distributions                          (16,100)     (1,593,944)     (1,610,044)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2002            $(90,597)     $5,233,684      $5,143,087

 Net income                               8,771         868,339         877,110

 Distributions                          (14,075)     (1,393,425)     (1,407,500)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2003            $(95,901)     $4,708,598      $4,612,697

 Net income                               7,885         780,639         788,524

 Distributions                          (14,046)     (1,390,623)     (1,404,669)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2004           $(102,062)     $4,098,614      $3,996,552
                                        =======      ==========      ==========


See accompanying notes to financial statements.



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2004
--------------------------------------------------------------------------------


                                            2004          2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $  788,524    $  877,110    $1,144,315
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              561,252       561,309       557,427
  Changes in assets and liabilities:
   Receivable from general partners
   Other assets                              21,596        (3,164)        2,499
   Incentive management fee
    payable to general partners                (254)        1,997          (953)
   Property management fee payable             (331)         (471)     (668,713)
   Customer deposits and other
    liabilities                               3,921        12,001        16,094
   Capital lease obligations                (11,250)
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,363,458     1,448,782     1,050,669

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Additions to property                     (10,032)       (7,302)

CASH FLOWS USED IN FINANCING ACTIVITIES -
Distributions to partners                (1,404,669)   (1,407,500)   (1,610,044)
                                         -----------    ----------   ----------
NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                            (51,243)       33,980      (559,375)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        921,565       887,585     1,446,960
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   870,322   $   921,565   $   887,585
                                        ===========   ===========   ============

NON CASH INVESTING ACTIVITIIES

Acquisition of trucks utilizing capital leases        $157,604



See accompanying notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
THREE YEARS ENDED DECEMBER 31, 2004


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

     Property and Depreciation - Property is recorded at cost and is composed mini-storage facilities. Depreciation is provided using the straight-line method over an estimated useful life of twenty years for the facilities. Building improvements are depreciated over a five-year period. Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes is $149,808.

     Revenues - Rental revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight line basis. The term of the lease agreements is usually less than one year.

     Net Income per Limited Partnership Unit - Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the weighted average number of limited partnership units outstanding during each year.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Partnership would recognize an impairment to the extent the carrying value exceeded the fair market value of the property. No impairment losses were recog-nized in 2004, 2003 or 2002.

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


3.   PROPERTY

     The total cost of property and accumulated depreciation is as follows as of December 31:

                                                    2004                2003

     Land                                        $ 2,076,627        $ 2,089,882
     Buildings and improvements                   10,870,874         10,847,587
                                                 -----------        ------------
     Total                                       $12,947,501        $12,937,469
     Accumulated depreciation                     (9,005,101)        (8,443,849)
                                                 -----------        -----------
     Total                                       $ 3,942,400          4,493,620
     Rental trucks under capital leases              157,604
                                                 -----------        -----------
     Property - net                              $ 4,100,004        $ 4,493,620
                                                 ===========        ===========

     The rental trucks under capital leases were not placed into service until January 2005 and therefore no depreciation expense was recorded during 2004.

     The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2004 are summarized as follows:

     2005                                              $40,500
     2006                                               40,500
     2007                                               40,500
     2008                                               40,500
                                                      --------
     Total future minimum payment obligations         $162,000
     Less interest portion                              15,646
                                                      --------
     Present value of net minimum lease payments      $146,354
                                                      ========


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





DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Ryan Road, Warren
 Michigan             None    $264,544  $1,715,183  $  9,694         $264,544  $1,724,877  $1,989,421*$1,469,102  12/87 02/87 20 Yrs
Crestwood,Illinois    None     205,960   1,631,179     9,115          205,960   1,640,294   1,846,254  1,396,184  12/87 04/87 20 Yrs
Grosebeck Highway
 Warren, Michigan     None     314,517   1,760,657    81,298          314,517   1,841,955   2,156,472  1,554,136  01/88 04/87 20 Yrs
Forestville, Maryland None     755,000   2,278,110    18,037          755,000   2,296,147   3,051,147  1,902,658  07/88 08/87 20 Yrs
Troy, Michigan        None     536,606   3,152,736   214,865          536,606   3,367,601   3,904,207  2,683,021  06/88 06/88 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,076,627 $10,537,865  $333,009       $2,076,627 $10,870,874 $12,947,501*$9,005,101
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, January 1, 2002               $12,930,167     $7,325,113
                 Additions                                               557,427
                                                      -----------     ----------
               Balance, December 31, 2002             $12,930,167     $7,882,540
                 Additions                                  7,302        561,309
                                                      -----------     ----------
               Balance, December 31, 2003             $12,937,469     $8,443,849
                 Additions                                 10,032        561,252
                                                      -----------     ----------
               Balance, December 31, 2004             $12,947,501     $9,005,101
                                                      ===========     ==========

                                    EXHIBIT 2

                                 March 14, 2005

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND X

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity and cash flows for each of the three years ended December 31, 2004 accompanied by an independent auditors' report. The Partnership owns five mini-storage facilities including two in Warren, MI. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's six properties for the years ended December 31, 2004 and December 31, 2003 were as follows:


Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2004              Dec. 31, 2003

Ryan Road
Warren, MI                            79%                      80%

Crestwood, IL                         77%                      79%

Groesbeck Hwy
Warren, MI                            77%                      78%

Forestville, MD                       83%                      81%

Troy, MI                              73%                      78%



     We will keep you informed of the activities of DSI Realty Income Fund X as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, pro-cess, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.


    Date:  March 14, 2005



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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation of internal controls over financial reporting, to the registrant's auditors:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to affect the registrant's ability to record, pro-cess, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's in-ternal controls over financial reporting.



    Date:  March 14, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund X (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 14, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund X (the "Partnership") on Form 10-K for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    March 14, 2005