Form 10-Q
period 2005-03-31
DSI REALTY INCOME FUND X
filed 2005-05-16
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), MARCH 31, 2005 AND DECEMBER 31, 2004


                               March 31,        December 31,
                                 2005               2004

ASSETS

CASH AND CASH EQUIVALENTS     $  824,132         $  870,322
PROPERTY, NET                  3,965,371          4,100,004
OTHER ASSETS                     121,100            121,100
                              ----------         ----------
TOTAL                         $4,910,603         $5,091,426
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES

Distribution to Partners        $325,214           $325,214
Capital lease obligation         136,229            146,354
Other liabilities                633,115            623,306
                                --------           --------
Total liabilities             $1,094,558         $1,094,874
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                (103,867)          (102,062)
Limited Partners               3,919,912          4,098,614
                              ----------         ----------
     Total partners' equity    3,816,045          3,996,552

TOTAL                         $4,910,603         $5,091,426
                              ==========         ==========

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                March 31,          March 31,
                                  2005               2004
REVENUES:
Rental                          $650,132           $705,778
                                --------           --------
EXPENSES:
Operating                        422,714            391,459
General and administrative        83,308             71,484
     Total expenses              506,022            462,943
                                --------           --------
OPERATING INCOME                 144,110            242,835

OTHER INCOME
    Interest                         597                599
                                --------           --------

NET INCOME                      $144,707           $243,434
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $143,260           $241,000
    General partners               1,447              2,434
                                --------           --------
TOTAL                           $144,707           $243,434
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 4.51             $ 7.58
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements(unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005     (102,062)      $4,098,614   $3,996,552

NET INCOME                         1,447         143,260      144,707
DISTRIBUTIONS                     (3,252)       (321,962)    (325,214)
                               ---------      ----------   ----------
BALANCE AT MARCH 31, 2005      ($103,867)     $3,919,912   $3,816,045
                               =========      ==========   ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                      March 31,          March 31,
                                        2005               2004

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 144,707        $ 243,434
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        134,633          134,632
  Changes in assets and liabilities:
  Decrease in liabilities                   (316)         (18,807)
                                       ---------        ---------
Net cash  provided by (used in)
  operating activities                   279,024          359,259
                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (325,214)        (325,214)


NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        (46,190)          34,045

CASH AND CASH EQUIVALENTS:
At beginning of period                   870,322          921,565
                                       ---------        ---------
At end of period                       $ 824,132        $ 955,610
                                       =========        =========

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

The accompanying financial information as of March 31, 2005, and for the periods ended March 31, 2005 and 2004 is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. As of March 31, 2005, the total cost and accumulated depreciation of the mini-storage facilities is as follows:

                                       March 31, 2005   December 31, 2004
        Land                             $ 2,076,627      $ 2,076,627
        Buildings                         10,841,779       10,841,779
        Furniture and Equipment              186,699          186,699
                                         -----------      -----------
        Total                             13,105,105       13,105,105
        Less: Accumulated Depreciation   ( 9,139,734)     ( 9,005,101)
                                         -----------      -----------
        Property - Net                   $ 3,965,371      $ 4,100,004
                                         ===========      ===========

3.   NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the net income allocated to the limited partners by the number of limited partnership units outstanding during the period.

4.   ALLOCATION OF PROFITS AND LOSSES AND GENERAL PARTNERS' INCENTIVE
     MANAGEMENT FEE

     Under the Agreement of limited Partnership, the general partners are to be allocated 1% of the net profits or losses from operations, and the limited partners are to be allocated the balance of the net profits or losses from operations in proportion to their limited partnership interests.

     The General Partners are also entitled to receive a percentage, based on a predetermined formula, of any cash distribution from the sale, other disposition or refinancing of the project.

     In addition, the General Partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the Partnership distributions made from cash available for distribution, calculated as cash generated from operations less capital expenditures, and the payment of such fee is subordinated to a cumulative return to the limited partners fo 8.1% of the offering proceeds.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2005 and 2004, revenues decreased 7.9% from $705,778 to $650,132, total expenses increased 9.3% from $462,943 to $506,022 and other income decreased from $599 to $597. As a result, net income decreased 40.6% from $243,434 to $144,707 for the three-month period ended March 31, 2005, as compared to the same period in 2004. The decrease in revenues can be attributed a decrease in rental income due to lower occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 75.2% for the three month period ended March 31, 2005, as compared to 78.0% for the same in 2004. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $31,300 (8.0%) primarily as a result of higher advertising, maintenance and repair, office supplies, salaries and wages and power and sweeping expenses. General and administrative expenses increased approximately $11,800 (16.5%) primarily as a result of increases in legal and professional and equipment and computer lease expenses.

The General Partners will continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

Item 3.   Quantative and Qualitive Disclosures About Market Risk
          NONE

Item 4.   CONTROLS AND PROCEDURES

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



                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant is not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               March 31, 2005.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 2005          DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  May 13, 2005          DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  May 13, 2005




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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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


    Date:  May 13, 2005




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 13, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 13, 2005