Form 10-Q
period 2005-06-30
DSI REALTY INCOME FUND X
filed 2005-08-15
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2005 AND DECEMBER 31, 2004


                               June 30,        December 31,
                                 2005               2004

ASSETS

CASH AND CASH EQUIVALENTS     $  766,401         $  870,322
PROPERTY, NET                  3,816,105          4,100,004
OTHER ASSETS                     121,100            121,100
                              ----------         ----------
TOTAL                         $4,703,606         $5,091,426
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES

Distribution to Partners         325,214            325,214
Capital lease obligation         126,104            146,354
Other liabilities                654,038            623,306
                              ----------         ----------
Total liabilities             $1,105,356         $1,094,874
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                (106,045)          (102,062)
Limited Partners               3,704,295          4,098,614
                              ----------         ----------
     Total partners' equity    3,598,250          3,996,552

TOTAL                         $4,703,606         $5,091,426
                              ==========         ==========

See accompanying notes to financial statements(unaudited).

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                June 30,          June 30,
                                  2005               2004
REVENUES:
Rental                          $640,897           $676,801
                                --------           --------
EXPENSES:
Operating                        471,234            417,144
General and administrative        62,747             74,395
     Total expenses              533,981            491,539
                                --------           --------
OPERATING INCOME                 106,916            185,262

OTHER INCOME
    Interest                         503                600
                                --------           --------

NET INCOME                      $107,419           $185,862
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $106,345           $184,003
    General partners               1,074              1,859
                                --------           --------
TOTAL                           $107,419           $185,862
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT        $3.35              $5.79
                                   =====              =====
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                   June 30,       June 30,
                                    2005             2005

REVENUES:
  Rental                        $1,291,029       $1,382,579
                                ----------       ----------
EXPENSES:
  Operating                        893,948          808,603
  General and adminstrative        146,055          145,879
  Total expenses                 1,040,003          954,482
                                ----------       ----------
OPERATING INCOME                $  251,026       $  428,097

OTHER INCOME
  Interest                           1,100            1,199
                                ----------       ----------
NET INCOME                      $  252,126       $  429,296
                                ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:

  Limited Partners              $  249,605       $  425,003
  General Partners                   2,521            4,293
                                ----------       ----------
TOTAL                              252,126          429,296
                                ==========       ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT          $ 7.85           $13.37
                                    ======           ======
LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION      31,783           31,783
                                    ======           ======

See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005     ($102,062)     $4,098,614   $3,996,552

NET INCOME                         2,521         249,605      252,126
DISTRIBUTIONS                     (6,504)       (643,924)    (650,428)
                               ---------      ----------   ----------
BALANCE AT JUNE 30, 2005       ($106,045)     $3,704,295   $3,598,250
                               =========      ==========   ==========

See accompanying notes to financial statements(unaudited).



STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004



                                      June 30,          June 30,
                                        2005               2004

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 252,126        $ 429,296
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        283,899          269,264
  Changes in assets and liabilities:
     Increase in liabilities              10,482           60,001
                                       ---------       ----------
Net cash provided by operating
  activities                             546,507          758,561

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (650,428)        (650,428)
                                       ---------       ----------

NET (DECREASE)INCREASE IN CASH AND
 CASH EQUIVALENTS                       (103,921)         108,133

CASH AND CASH EQUIVALENTS:
At beginning of period                   870,322          921,565
                                      ----------       ----------
At end of period                      $  766,401       $1,029,698
                                      ==========       ==========

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

The accompanying financial information as of June 30, 2005, and for the periods ended June 30, 2005 and 2004 is unaudited. Such financial information includes all ad justments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan;
one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. The total cost and accumulated depreciation of the mini-storage facilities is as follows:

                                    June 30, 2005     December 31, 2004

     Land                             $ 2,076,627      $ 2.076,627
     Buildings                         10,841,779       10,841,779
     Furniture and Equipment              186,699          186,699
                                       ----------      -----------
     Total                             13,105,105       13,105,105
     Less: Accumulated Depreciation   ( 9,289,000)     ( 9,005,101)
                                       ----------      -----------
     Property - Net                   $ 3,816,105      $ 4,100,004
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

     In addition, the General Partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2005 and 2004, total revenues decreased 5.3% from $676,801 to $640,897 and total expenses increased 8.6% from $491,539 to $533,981 and other income decreased from $600 to $503. As a result, net income decreased 42.2% from $185,862 to $107,419 for the three-month period ended June 30, 2005, as compared to the same period in 2004.
The decrease in revenues can be attributed to a decrease in rental income due to lower occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 75.3% for the three-month period ended June 30, 2005, as compared to 77.7% for the same period in 2004. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $54,100 (13.0%) primarily as a result of an increase in office supplies, purchase of locks, maintenance and repair, salaries and wages truck insurance and depreciation expenses. General and administrative expenses decreased approximately $11,600 (15.6%) primarily as a result of a decrease in legal and professional expense and state tax payments.

For the six-month periods ended June 30, 2005, and 2004, total revenues decreased 6.6% from $1,382,579 to $1,291,029 and total expenses increased 9.0% from $954,482 to $1,040,003 and other income decreased from $1,199 to $1,100. As a result, net income decreased 41.3% from $429,296 for the six-month period ended June 30, 2004, to $252,126 for the same period in 2005. The decrease in revenues can be attributed to a decrease in rental revenue due to lower occupancy and unit rental rates. Operating expenses increased approximately $85,300 (10.6%) primarily due to higher repairs and mainten-ance, office supplies, salaries and wages, truck insurance, power and sweep-ing and depreciation expenses, partially offset by a decrease in property management fee expense. Property management fee expense, which is based on rental revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses remained constant, as a decrease in state tax payments was offset by an increase in equipment and computer lease.

The General Partners will continue their policy of funding the improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

Item 3.   Quantative and Qualitative Disclosures About Market Risk
          NONE

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2005.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 29, 2005         DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  July 29, 2005         DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer






                              By___\s\ Robert J. Conway_______
                              ROBERT J. CONWAY, President



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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



    Date:  July 29, 2005



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors:

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



    Date:  July 29, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 29, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 29, 2005