Form 10-Q
period 2005-09-30
DSI REALTY INCOME FUND X
filed 2005-11-14
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005

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

BALANCE SHEETS(UNAUDITED)
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004


                             September 30,       December 31,
                                 2005               2004

ASSETS

CASH AND CASH EQUIVALENTS     $  644,011         $  870,322
PROPERTY, NET                  3,672,468          4,100,004
OTHER ASSETS                     121,100            121,100
                              ----------         ----------
TOTAL                         $4,437,579         $5,091,426
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners      $  325,214         $  325,214
Capital lease obligation         115,979            146,354
Other liabilities                574,292            623,306
                              ----------         ----------
Total liabilities              1,015,485          1,094,874
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                (107,806)          (102,062)
Limited Partners               3,529,900          4,098,614
                              ----------         ----------
     Total partners' equity    3,422,094          3,996,552

TOTAL                         $4,437,579         $5,091,426
                              ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                              September 30,      September 30,
                                  2005               2004
REVENUES:
Rental                          $645,997           $666,472
                                --------           --------
EXPENSES:
Operating                        439,950            429,789
General and administrative        57,475             48,017
                                --------           --------
     Total expenses              497,425            477,806
                                --------           --------
OPERATING INCOME                 148,572            188,666

OTHER INCOME
    Interest                         486                607
                                --------           --------

NET INCOME                      $149,058           $189,273
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $147,567           $187,380
    General partners               1,491              1,893
                                --------           --------
TOTAL                           $149,058           $189,273
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT        $4.64              $5.90
                                   =====              =====
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements.


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                September 30,    September 30,
                                    2005             2004

REVENUES:
  Rental                        $1,937,026       $2,049,051
                                ----------       ----------
EXPENSES:
  Operating                      1,333,898        1,238,392
  General and adminstrative        203,530          193,896
                                ----------       ----------
  Total expenses                 1,537,428        1,432,288
                                ----------       ----------
OPERATING INCOME                   399,598          616,763

OTHER INCOME
  Interest                           1,586            1,806
                                ----------       ----------
NET INCOME                      $  401,184       $  618,569
                                ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:

  Limited Partners              $  397,172       $  612,383
  General Partners                   4,012            6,186
                                ----------       ----------
TOTAL                           $  401,184       $  618,569
                                ==========       ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT          $12.50           $19.27
                                    ======           ======
LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION      31,783           31,783
                                    ======           ======

See accompanying notes to financial statements.



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005


                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2005     ($102,062)     $4,098,614   $3,996,552

NET INCOME                         4,012         397,172      401,184
DISTRIBUTIONS                     (9,756)       (965,886)    (975,642)
                               ---------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2005  ($107,806)     $3,529,900   $3,422,094
                               =========      ==========   ==========

See accompanying notes to financial statements.



STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004



                                    September 30,      September 30,
                                        2005               2004

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 401,184        $ 618,569
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        427,536          403,896
  Changes in assets and liabilities:
     Decrease in liabilities             (79,389)         (21,529)
                                       ---------       ----------
Net cash provided by operating
  activities                             749,331        1,000,936

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (975,642)        (975,642)
                                       ---------       ----------

NET (DECREASE)INCREASE IN CASH AND
 CASH EQUIVALENTS                       (226,311)          25,294

CASH AND CASH EQUIVALENTS:
At beginning of period                   870,322          921,565
                                      ----------       ----------
At end of period                      $  644,011       $  946,859
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

The accompanying financial information as of September 30, 2005, and for the periods ended September 30, 2005 and 2004 is unaudited. Such financial information includes all ad justments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan; one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. The total cost and accumulated depreciation of the mini-storage facilities is as follows:

                                  September 30, 2005   December 31, 2004

     Land                             $ 2,076,627      $ 2,076,627
     Buildings                         10,841,779       10,841,779
     Furniture and Equipment              186,699          186,699
                                       ----------      -----------
     Total                             13,105,105       13,105,105
     Less: Accumulated Depreciation   ( 9,432,637)     ( 9,005,101)
                                       ----------      -----------
     Property - Net                   $ 3,672,468      $ 4,100,004
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2005. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month period ended September 30, 2005 and 2004, total revenues decreased 3.1% from $666,472 to $645,997 and total expenses increased 4.1% from $477,806 to $497,425 and other income decreased from $607 to $486. As a result, net income decreased 21.2% from $189,273 to $149,058 for the three-month period ended September 30, 2005, as compared to the same period in 2004. The decrease in revenues can be attributed to a decrease in rental income due to lower occupancy and unit rental rates, partially offset by an increase in sale of locks and packing materials. Occupancy levels for the Partnership's five mini-storage facilities averaged 76.6% for the three-month period ended September 30, 2005, as compared to 78.4% for the same period in 2004. The Partnership is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $10,200 (2.4%) primarily as a result of an increase in salaries and wages, truck insurance and maintenance and depreciation expenses, partially offset by decreases in advertising, maintenance and repair and office supplies expenses. General and administrative expenses increased approximately $9,500 (19.8%) primarily as a result of increase in equipment and compute lease expense and state tax payments.

For the nine-month period ended September 30, 2005, and 2004, total revenues decreased 5.5% from $2,049,051 to $1,937,026 and total expenses increased 7.3% from $1,432,288 to $1,537,428 and other income decreased from $1,806 to $1,586. As a result, net income decreased 35.1% from $618,569 for the nine-month period ended September 30, 2004, to $401,184 for the same period in 2005. The decrease in revenues was discussed above. Operating expenses increased approximately $95,500 (7.7%) primarily due to higher legal and professional, purchase of locks and packing materials, office supplies, salaries and wages, truck insurance and maintenance, power and sweeping and depreciation expenses, partially offset by a decrease in advertising and property management fee expenses. Property management fee expense, which is based on rental revenue, decreased as a result of the decrease in rental revenue. General and administrative expenses increased approximately $9,600 (5.0%) primarily as a result of an increase in equipment and computer lease expense.

The General Partners will continue their policy of funding the improvements and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs. The General Partners anticipate distributions to the Limited Partners to re-main at the current level for the foreseeable future.


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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.   Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2005.
          (b) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2005      DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  October 31, 2005      DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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



    Date:  October 31, 2005



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



    Date:  October 31, 2005



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    October 31, 2005






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    October 31, 2005