Form 10-Q
period 2006-03-31
DSI REALTY INCOME FUND X
filed 2006-05-12
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), MARCH 31, 2006 AND DECEMBER 31, 2005


                               March 31,        December 31,
                                 2006               2005

ASSETS

CASH AND CASH EQUIVALENTS     $  597,103         $  657,642
PROPERTY, NET                  3,364,463          3,508,877
OTHER ASSETS                     121,856            121,856
                              ----------         ----------
TOTAL                         $4,083,422         $4,288,375
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $321,040           $321,041
Capital lease obligation         104,268            113,747
Other liabilities                750,768            700,697
                                --------           --------
Total liabilities              1,176,076          1,135,485
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                (112,953)          (110,498)
Limited Partners               3,020,299          3,263,388
                              ----------         ----------
     Total partners' equity    2,907,346          3,152,890

TOTAL                         $4,083,422         $4,288,375
                              ==========         ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

                                March 31,          March 31,
                                  2006               2005
REVENUES:
Rental                          $639,310           $650,132
                                --------           --------
EXPENSES:
Operating                        483,002            422,714
General and administrative        81,110             83,308
                                --------           --------
     Total expenses              564,112            506,022
                                --------           --------
OPERATING INCOME                  75,198            144,110

OTHER INCOME
    Interest                         298                597
                                --------           --------

NET INCOME                      $ 75,496           $144,707
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $ 74,741           $143,260
    General partners                 755              1,447
                                --------           --------
TOTAL                           $ 75,496           $144,707
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 2.35             $ 4.51
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements(unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006     ($110,498)     $3,263,388   $3,152,890

NET INCOME                           755          74,741       75,496
DISTRIBUTIONS                     (3,210)       (317,830)    (321,040)
                               ---------      ----------   ----------
BALANCE AT MARCH 31, 2006      ($112,953)     $3,020,299   $2,907,346
                               =========      ==========   ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


                                      March 31,          March 31,
                                        2006               2005

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $  75,496        $ 144,707
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        144,414          134,633
  Changes in assets and liabilities:
  Increase(Decrease) in liabilities       40,591             (316)
                                       ---------        ---------
Net cash  provided by
  operating activities                   260,501          279,024

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (321,040)        (325,214)
                                       ---------        ---------

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                        (60,539)         (46,190)

CASH AND CASH EQUIVALENTS:
At beginning of period                   657,642          870,322
                                       ---------        ---------
At end of period                       $ 597,103        $ 824,132
                                       =========        =========

See accompanying notes to financial statements(unaudited).

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

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

The accompanying financial information is unaudited. Such financial information includes all adjustments which are considered necessary by the Partnership's management for a fair presentation of the results for the periods indicated.

2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan;
one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. The total cost and accumulated depreciation of the mini-storage facilities is as follows:

                                           March 31,      December 31,
                                             2006            2005

        Land                             $ 2,076,627      $ 2,076,627
        Buildings and Improvements        10,884,935       10,884,935
        Rental trucks
         under capital leases                157,604          157,604
                                         -----------      -----------
        Total                             13,119,166       13,119,166
        Less: Accumulated Depreciation   ( 9,754,703)     ( 9,610,289)
                                         -----------      -----------
        Property - Net                   $ 3,364,463      $ 3,508,877
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2006 and 2005, revenues decreased 1.7% from $650,132 to $639,310, total expenses increased 11.5% from $506,022 to $564,112 and other income decreased from $597 to $298. As a result, net income decreased 47.8% from $144,707 to $75,496 for the three-month period ended March 31, 2006, as compared to the same period period in 2005. The decrease in revenues can be attributed a decrease in rental income due to lower occupancy rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 74.3% for the three month period ended March 31, 2006, as compared to 75.2% for the same period in 2005. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $60,300 (14.3%) primarily as a result of higher advertising, legal, mainten-ance and repair, real estate tax and salaries and wages expenses, partially offset by decreases in office supplies and power and sweeping expenses. General and administrative expenses remained relatively constant.

The General Partners will continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

Item 3.   Quantative and Qualitive Disclosures About Market Risk
          NONE

Item 4.   CONTROLS AND PROCEDURES

The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the inform-ation is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Parnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.



                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Registrant is not a party to any material pending legal proceedings.

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on March 27, 2006. There has been no material change to the risk factors disclosed therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               March 31, 2006.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2006          DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  May 12, 2006          DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and general partners (or persons performing the equivalent functions):

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


    Date:  May 12, 2006




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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of our annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and general partners (or persons performing the equivalent functions):

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


    Date:  May 12, 2006




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 12, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 12, 2006