Form 10-Q
period 2006-06-30
DSI REALTY INCOME FUND X
filed 2006-08-11
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS(UNAUDITED), JUNE 30, 2006 AND DECEMBER 31, 2005


                               June 30,        December 31,
                                 2006               2005

ASSETS

CASH AND CASH EQUIVALENTS     $  643,115         $  657,642
PROPERTY, NET                  3,217,257          3,508,877
OTHER ASSETS                     121,856            121,856
                              ----------         ----------
TOTAL                         $3,982,228         $4,288,375
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $321,041           $321,041
Capital lease obligation          96,697            113,747
Other liabilities                849,323            700,697
                                --------           --------
Total liabilities              1,267,061          1,135,485
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                (114,875)          (110,498)
Limited Partners               2,830,042          3,263,388
                              ----------         ----------
     Total partners' equity    2,715,167          3,152,890
                              ----------         ----------
TOTAL                         $3,982,228         $4,288,375
                              ==========         ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                June 30,           June 30,
                                  2006               2005
REVENUES:
Rental                          $673,280           $640,897
                                --------           --------
EXPENSES:
Operating                        479,270            471,234
General and administrative        65,363             62,747
                                --------           --------
     Total expenses              544,633            533,981
                                --------           --------
OPERATING INCOME                 128,647            106,916

OTHER INCOME
    Interest                         214                503
                                --------           --------

NET INCOME                      $128,861           $107,419
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $127,572           $106,345
    General partners               1,289              1,074
                                --------           --------
TOTAL                           $128,861           $107,419
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 4.01             $ 3.35
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                   June 30,        June 30,
                                    2006             2005

REVENUES:
  Rental                        $1,312,590       $1,291,029
                                ----------       ----------
EXPENSES:
  Operating                        962,272          893,948
  General and administrative       146,473          146,055
  Total expenses                 1,108,745        1,040,003
                                ----------       ----------
OPERATING INCOME                   203,845          251,026

OTHER INCOME
  Interest                             512            1,100
                                ----------       ----------
NET INCOME                      $  204,357       $  252,126
                                ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:

  Limited Partners              $  202,313       $  249,605
  General Partners                   2,044            2,521
                                ----------       ----------
TOTAL                           $  204,357       $  252,126
                                ==========       ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT          $ 6.37           $ 7.85
                                    ======           ======
LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION      31,783           31,783
                                    ======           ======

See accompanying notes to financial statements (unaudited).





STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006     ($110,498)     $3,263,388   $3,152,890

NET INCOME                         2,044         202,313      204,357
DISTRIBUTIONS                     (6,421)       (635,659)    (642,080)
                               ---------      ----------   ----------
BALANCE AT JUNE 30, 2006       ($114,875)     $2,830,042   $2,715,167
                               =========      ==========   ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005


                                      June 30,           June 30,
                                        2006               2005

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 204,357        $ 252,126
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        291,620          283,899
  Changes in assets and liabilities:
  Increase in other liabilities          148,626           10,482
                                       ---------        ---------
Net cash  provided by
  operating activities                   644,603          546,507
                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (642,080)        (650,428)

     Payments on capital
       lease obligation                  (17,050)               0

                                       ---------        ---------
     Net cash used in
      financing activities              (659,130)        (650,428)
                                       ---------        ---------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                        (14,527)        (103,921)

CASH AND CASH EQUIVALENTS:
At beginning of period                   657,642          870,322
                                       ---------        ---------
At end of period                       $ 643,115        $ 766,401
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

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:

                                           June 30,      December 31,
                                             2006            2005

        Land                             $ 2,076,627      $ 2,076,627
        Buildings and Improvements        10,884,935       10,884,935
        Rental trucks
         under capital leases                157,604          157,604
                                         -----------      -----------
        Total                             13,119,166       13,119,166
        Less: Accumulated Depreciation   ( 9,901,909)     ( 9,610,289)
                                         -----------      -----------
        Property - Net                   $ 3,217,257      $ 3,508,877
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

     In addition, the General Partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the Partnership distributions made from cash available for distribution, calculated as cash generated from operations less capital expenditures, and the payment of such fee is subordinated to a cumulative return to the limited partners for 8.1% of the offering proceeds.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2006 and 2005, total revenues increased 5.1% from $640,897 to $673,280 and total expenses increased 2.0% from $533,981 to $544,633 and other income decreased from $503 to $214. As a result, net income increased 20.0% from $107,419 to $128,861 for the three-month period ended June 30, 2006, as compared to the same period in 2005.
The increase in revenues can be attributed to an increase in rental income due to higher occupancy rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 79.6% for the three-month period ended
June 30, 2006, as compared to 75.3% for the same period in 2005. The Partner-ship is continuing its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approx-imately $8,000 (1.7%) primarily as a result of an increase in real estate tax and salaries and wages expenses, partially offset by a decrease in maintenance and depreciation expenses. General and administrative expenses remained relatively constant as an increase in legal and professional expense was offset by a decrease in state tax payments.

For the six-month periods ended June 30, 2006 and 2005, total revenues increased 1.7% from $1,291,029 to $1,312,590 and total expenses increased 6.6% from $1,040,003 to $1,108,745 and other income decreased from $1,100 to $512. As a result, net income decreased 18.9% from $252,126 for the six-month period ended June 30, 2005, to $204,357 for the same period in 2006. The increase in revenues was discussed above. Operating expenses increased approximately $68,300 (7.6%) primarily due to higher advertising, profes-sional, repairs and maintenance, real estate tax, salaries and wages and depreciation expenses, partially offset by decreases in office supplies and power and sweeping expenses. General and administrative remained re-latively constant for the reasons discussed above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               June 30, 2006.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 31, 2006         DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  July 31, 2006         DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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


    Date:  July 31, 2006




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


    Date:  July 31, 2006




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    July 31, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    July 31, 2006