Form 10-Q
period 2006-09-30
DSI REALTY INCOME FUND X
filed 2006-11-14
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005


                             September 30,       December 31,
                                 2006               2005

ASSETS

CASH AND CASH EQUIVALENTS     $  538,410         $  657,642
PROPERTY, NET                  3,071,449          3,508,877
OTHER ASSETS                     121,856            121,856
                              ----------         ----------
TOTAL                         $3,731,715         $4,288,375
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $321,041           $321,041
Capital lease obligation          88,416            113,747
Other liabilities                775,512            700,697
                                --------           --------
Total liabilities              1,184,969          1,135,485
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                (116,559)          (110,498)
Limited Partners               2,663,305          3,263,388
                              ----------         ----------
     Total partners' equity    2,546,746          3,152,890
                              ----------         ----------
TOTAL                         $3,731,715         $4,288,375
                              ==========         ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                              September 30,      September 30,
                                  2006               2005
REVENUES:
Rental                          $708,222           $645,997
                                --------           --------
EXPENSES:
Operating                        503,637            439,950
General and administrative        52,152             57,475
                                --------           --------
     Total expenses              555,789            497,425
                                --------           --------
OPERATING INCOME                 152,433            148,572

OTHER INCOME
    Interest                         186                486
                                --------           --------

NET INCOME                      $152,619           $149,058
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $151,093           $147,567
    General partners               1,526              1,491
                                --------           --------
TOTAL                           $152,619           $149,058
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 4.75             $ 4.64
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements(unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

                                September 30,    September 30,
                                    2006             2005

REVENUES:
  Rental                        $2,020,812       $1,937,026
                                ----------       ----------
EXPENSES:
  Operating                      1,465,909        1,333,898
  General and administrative       198,625          203,530
                                ----------       ----------
  Total expenses                 1,664,534        1,537,428
                                ----------       ----------
OPERATING INCOME                   356,278          399,598

OTHER INCOME
  Interest                             698            1,586
                                ----------       ----------
NET INCOME                      $  356,976       $  401,184
                                ==========       ==========

AGGREGATE NET INCOME ALLOCATED TO:

  Limited Partners              $  353,406       $  397,172
  General Partners                   3,570            4,012
                                ----------       ----------
TOTAL                           $  356,976       $  401,184
                                ==========       ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT          $11.12           $12.50
                                    ======           ======
LIMITED PARTNERSHIP UNITS
  USED IN PER UNIT CALCULATION      31,783           31,783
                                    ======           ======

See accompanying notes to financial statements (unaudited).





STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2006     ($110,498)     $3,263,388   $3,152,890

NET INCOME                         3,570         353,406      356,976
DISTRIBUTIONS                     (9,631)       (953,489)    (963,120)
                               ---------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2006  ($116,559)     $2,663,305   $2,546,746
                               =========      ==========   ==========


See accompanying notes to financial statements(unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                    September 30,      September 30,
                                        2006               2005

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 356,976        $ 401,184
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        437,428          427,536
  Changes in assets and liabilities:
  Increase(decrease) in
     other liabilities                    74,815          (79,389)
                                       ---------        ---------
Net cash  provided by
  operating activities                   869,219          749,331
                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners          (963,120)        (975,642)
     Payments on capital
     lease obligations                   (25,331)
                                       ---------        ---------
Net cash used in
  financing activities                  (988,451)        (975,642)

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                       (119,232)        (226,311)

CASH AND CASH EQUIVALENTS:
At beginning of period                   657,642          870,322
                                       ---------        ---------
At end of period                       $ 538,410        $ 644,011
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

2.   PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight line method over the estimated useful life of 20 years. The total cost of property and accumulated depreciation is as follows:

                                         September 30,    December 31,
                                             2006            2005

        Land                             $ 2,076,627      $ 2,076,627
        Buildings and Improvements        10,884,935       10,884,935
        Rental trucks
         under capital leases                157,604          157,604
                                         -----------      -----------
        Total                             13,119,166       13,119,166
        Less: Accumulated Depreciation   (10,047,717)     ( 9,610,289)
                                         -----------      -----------
        Property - Net                   $ 3,071,449      $ 3,508,877
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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2006. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2006 and 2005, total revenues increased 9.6% from $645,997 to $708,222 and total expenses increased 11.7% from $497,425 to $555,789 and other income decreased from $486 to $186. As a result, net income increased 2.4% from $149,058 to $152,619 for the three-month period ended September 30, 2006, as compared to the same period in 2005. The increase in revenues can be attributed to an increase in rental income due to higher occupancy rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 81.9% for the three-month period ended September 30, 2006, as compared to 76.6% for the same period in 2005. The Partnership is continuing its advertising campaign to attract and keep new tenants in it various mini-storage facilities. Operating expenses increased approximately $63,700 (14.5%) primarily as a result of an increase in adver-tising, legal, maintenance and repair, real estate tax and salaries and wages expenses, partially offset by a decrease in office supplies and travel expenses. General and administrative expenses decreased approximately $5,300 (9.3%) pri-marily as a result of decreases in equipment and computer lease expense and state tax payments, partially offset by an increase in legal and professional expense.

For the nine-month periods ended September 30, 2006 and 2005, total revenues increased 4.3% from $1,937,026 to $2,020,812 and total expenses increased 8.3% from $1,537,428 to $1,664,534 and other income decreased from $1,586 to $698. As a result, net income decreased 11.0% from $401,184 for the nine-month period ended September 30, 2005, to $356,976 for the same period in 2006. The increase in revenues was discussed above. Operating expenses in-creased approximately $132,000 (9.9%) primarily due to higher advertising, legal, repairs and maintenance, real estate tax, salaries and wages and de-preciation expenses, partially offset by decreases in office supplies and power and sweeping expenses. General and administrative expenses decreased approximately $4,900 (2.4%) for the reasons discussed above.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               September 30, 2006.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 31, 2006      DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  October 31, 2006      DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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


    Date:  October 31, 2006




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


    Date:  October 31, 2006




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    October 31, 2006






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending Septenber 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    October 31, 2006