Form 10-K
period 2006-12-31
DSI REALTY INCOME FUND X
filed 2007-03-30
CIK 792989

DSI REALTY INCOME FUND X



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549
                                   FORM 10-K
(Mark One)
/ x /Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2006. or / /Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______________ to ________________.

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



                       DOCUMENTS INCORPORATED BY REFERENCE

Item 8. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part II.

Item 11. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part III.

Item 12. Registration Statement on Form S-11, previously filed with the Securities and Exchange Commission pursuant to Securities Act of 1933, as amended, incorporated by reference to Form 10-K Part III.

Item 13. Registrant's Financial Statements for its fiscal year ended December 31, 2006, incorporated by reference to Form 10-K, Part III.

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

     The average occupancy levels for each of the Partnership's five properties for the years ended December 31, 2006 and 2005 were as follows:

Location of Property       Average Occupancy        Average Occupancy
                           Level for the            Level for the
                           Year Ended               Year Ended
                           Dec. 31, 2006            Dec. 31, 2005

Ryan Road
Warren, MI                      77%                      79%

Crestwood, IL                   83%                      82%

Groesbeck Hwy
Warren, MI                      78%                      75%

Forestville, MD                 74%                      70%

Troy, MI                        79%                      72%



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



Item 1b. UNRESOLVED STAFF COMMENTS

     None.


Item 2.  PROPERTIES

     Registrant owns a fee interest in five mini-storage facilities, none of which are subject to long-term indebtedness. The following table sets forth information as of December 31, 2006 regarding properties owned by the Partnership.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS

     Registrant, a publicly-held limited partnership, sold 31,783 limited partnership units during its offering and currently has 943 limited partners of record. There is no intention to sell additional limited partnership units nor is there a market for these units.

     Average cash distributions of $10.11 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2006 and $10.30 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2005 and $10.94 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2004 and $10.96.



Item 6.  SELECTED FINANCIAL DATA
         FIVE YEARS ENDED DECEMBER 31,
         -------------------------------------------------------------------
                        2006         2005        2004       2003        2002
                        ----         ----        ----       ----        ----

TOTAL REVENUES
AND OTHER
INCOME                $2,760,191  $2,588,756  $2,678,680  $2,837,397  $3,076,030

TOTAL
EXPENSES               2,125,889   2,109,687   1,890,156   1,960,287   1,931,715
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $  634,302  $  479,069  $  788,524  $  877,110  $1,144,315
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $3,763,298  $4,288,375  $5,091,426  $5,557,881  $6,074,744
                      ========== =========== =========== =========== ===========

CASH FLOW FROM (USED IN):

OPERATING             $1,283,835  $1,160,892  $1,374,708  $1,448,782  $1,050,669
INVESTING                 (6,793)    (14,061)    (10,032)     (7,302)        -
FINANCING             (1,332,872) (1,359,511) (1,415,919) (1,407,500)(1,610,044)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    19.76  $    14.92  $    24.56  $    27.32 $    35.64
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT                  $    40.44  $    41.33  $    43.75  $    43.84  $    50.15
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



                         RESULTS OF OPERATIONS

2006 COMPARED TO 2005

Total revenues increased from $2,586,824 in 2005 to $2,759,332 in 2006, total expenses increased from $2,109,687 to $2,125,889 and other income decreased from $1,932 to $859, resulting in an increase in net income from $479,069 to $634,302. The increase in rental revenues can be attributed to higher occupancy and unit rental rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 78.3% for the year ended December 31, 2006, compared to 75.6% for the year ended December 31, 2005. The Partnership continued its advertising campaign to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $10,600 (1.1%) primarily as a result of increases in repairs and maintenance and salaries and wages expenses, partially offset by decreases in advertising, real estate tax and power and sweeping expenses. General and administrative expenses increased approximately $29,200 (11.2%) as a result of increases in legal and professional and a bank and credit card fee expenses, partially off-set by a decrease in office supplies and printing expenses. The General Partners incentive management fee, which is based on cash distributions to Limited Partners, decreased as a result of a decrease in these distributions. Property management fees, which are computed as a percentage of rental revenue, increased as a result of the increase in rental revenue.

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



                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased approximately $122,900 (10.6%) in 2006 compared to 2005 primarily as a result of the increase in net income before depreciation, increases in incentive management fee payable to general partners and customer deposits and other liabilities, partially offset by an increase in other assets. Net cash provided by operating activities decreased approximately $213,800 (15.6%) in 2005 compared to 2004 primarily as a result of the decrease in net income before depreciation, partially offset by increases in incentive management fee payable to general partners and customer deposits and other liabilities.

Cash used in investing activities, as set forth in the statements of cash flows, consists of acquisitions of property for the Partnership's mini-storage facilities in 2006, 2005 and 2004. The Partnership has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, consists solely of cash distributions to partners in 2006, 2005 and 2004 and payments on capital lease obligations starting in 2004. A special distributions of 0.5% of capital contributed by Limited Partners were declared and paid on December 15, 2004.

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

                     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2006 and 2005 was as follows:

                                  2006 Quarter Ended
                                  ------------------

                      March 31    June 30    September 30   December 31

Total revenues        $639,310    $673,280    $708,222       $738,520

Net income              75,496     128,861     152,619        277,326

Net income per limited
 partnership unit     $   2.35    $   4.01    $   4.75       $   8.65

Weighted average
 number of limited
 partnership units
 outstanding            31,783      31,783      31,783         31,783



                                  2005 Quarter Ended
                                  ------------------

                      March 31    June 30    September 30   December 31

Total revenues        $650,132    $640,897    $645,997       $649,798

Net income             144,707     107,419     149,058         77,885

Net income per limited
 partnership unit     $   4.51    $   3.35    $   4.64       $   2.42

Weighted average
 number of limited
 partnership units
 outstanding            31,783      31,783      31,783         31,783







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

     Mr. Robert J. Conway is 73 years of age and is a licensed California real estate broker, and since 1965 has been President and a member of the Board of Directors of Diversified Securities, Inc., and since 1973 President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

     Mr. Joseph W. Conway is age 78 and has been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965 and since 1973 the Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

     Mr. Joseph W. Stok is age 84 and has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.


Item 11.  EXECUTIVE COMPENSATION (MANAGEMENT RENUMERATION AND
                  TRANSACTIONS)

     The information required to be furnished in Item 11 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, which together with the report of its independent auditors, Deloitte & Touche LLP, is attached hereto as Exhibit 1 and incorporated herein by this reference. In addition to such information:

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     As of December 31, 2006, no person of record owned more than 5% of the limited partnership units of Registrant, nor was any person known by Registrant to own of record and beneficially, or beneficially only, more than 5% thereof. The balance of the information required to be furnished in Item 12 of Part III is contained in Registrant's Registration Statement on Form S-11, previously filed pursuant to the Securities Act of 1933, as amended, and which is incorporated herein by this reference. Please see information contained in Item 10 hereinabove.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished in Item 13 of Part III is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, attached hereto as Exhibit l and incorporated herein by this reference.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Partnership's annual financial statements and for re-view of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2005 were $31,240 and for $29,640.


     Tax Fees

     The aggregate fees for professional services rendered by Deloitte Tax LLP for tax compliance, tax advice and tax planning for 2006 were $20,713 and 2005 were $17,600. Most of the fees related to preparation of the Part-nership's tax returns.


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

     (a)(l) Attached hereto and incorporated herein by this reference as Exhibit l are Registrant's Financial Statements and Supplemental Schedule for its year ended December 31, 2006, together with the reports of its independent auditors, Deloitte & Touche. See Index to Financial Statements and Supplemental Schedule.

     (a)(2) Attached hereto and incorporated herein by this reference as Exhibit 2 is Registrant's letter to its Limited Partners regarding its Annual Report for its fiscal year ended December 31, 2006. (b) No reports on Form 8K were filed during the fiscal year ended December 31, 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner


   Robert J. Conway
By_____________________________     Dated:  March 30, 2007
  ROBERT J. CONWAY, President
  (Chief Executive Officer, Chief
  Financial Officer, and Director)


   Joseph W. Conway
By____________________________      Dated:  March 30, 2007
  JOSEPH W. CONWAY (Executive
  Vice President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

DSI REALTY INCOME FUND X
by:  DSI Properties, Inc., a
California corporation, as
General Partner


    Robert J. Conway
By:__________________________               Dated:  March 30, 2007
  ROBERT J. CONWAY, President,
  Chief Executive Officer, Chief
  Financial Officer, and Director


    Joseph W. Conway
By___________________________               Dated:  March 30, 2007
  JOSEPH W. CONWAY
  (Executive Vice President
  and Director)



                            DSI REALTY INCOME FUND X

                              CROSS REFERENCE SHEET

                        FORM 1O-K ITEMS TO ANNUAL REPORT

PART I, Item 3. There are no legal proceedings pending or threatened.

PART I, Item 4.  Not applicable.

PART II, Item 5.  Not applicable.

PART II, Item 6. The information required is contained in Registrant's Financial Statements for its fiscal year ended December 31, 2006, attached as Exhibit l to Form 10-K.

PART II, Item 8. See Exhibit l to Form 10-K filed herewith.

PART II, Item 9.  Not applicable.



                                    EXHIBIT l
DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

SELECTED FINANCIAL DATA
FIVE YEARS ENDED DECEMBER 31,
         -------------------------------------------------------------------
                        2006         2005        2004       2003        2002
                        ----         ----        ----       ----        ----

TOTAL REVENUES
AND OTHER
INCOME                $2,760,191  $2,588,756  $2,678,680  $2,837,397  $3,076,030

TOTAL
EXPENSES               2,125,889   2,109,687   1,890,156   1,960,287   1,931,715
                      ---------- ----------- ----------- ----------- -----------

NET
INCOME                $  634,302  $  479,069  $  788,524  $  877,110  $1,144,315
                      ========== =========== =========== =========== ===========

TOTAL
ASSETS                $3,763,298  $4,288,375  $5,091,426  $5,557,881  $6,074,744
                      ========== =========== =========== =========== ===========

CASH FLOW FROM (USED IN):

OPERATING             $1,283,835  $1,160,892  $1,374,708  $1,448,782  $1,050,669
INVESTING                 (6,793)    (14,061)    (10,032)     (7,302)        -
FINANCING             (1,332,872) (1,359,511) (1,415,919) (1,407,500)(1,610,044)


NET INCOME
PER LIMITED
PARTNERSHIP
UNIT                  $    19.76  $    14.92  $    24.56  $    27.32 $    35.64
                      ========== =========== =========== =========== ===========

CASH
DISTRIBUTIONS
PER LIMITED
PARTNERSHIP
UNIT                  $    40.44  $    41.33  $    43.75  $    43.84  $    50.15
                      ========== =========== =========== =========== ===========



The following are reconciliations between the operating results and partners' equity per the financial statements and the Partnership's income tax return for the year ended December 31, 2006:


                                                          Net         Partners'
                                                        Income         Equity

Per financial statements                             $   634,302    $ 2,488,934
Excess book depreciation                                 218,857      3,564,751
Capitalization of syndication costs                                   1,694,248
Property acquisition costs                                            1,146,935
Deferred rental revenues                                 (11,062)        44,138
Accrued expenses                                         (13,400)        13,600
Fixed asset adjustments                                  (34,614)       (78,471)
Excess book distributions                                               321,041
Tax expense adjustment                                   (14,089)
Gain on sale of land                                                      2,272
Bad debt allowance                                        29,935
                                                     -----------    -----------
Per Partnership income tax return                    $   809,929   $  9,227,388
                                                     ===========    ===========
Net taxable income per limited
partnership unit                                     $     25.23
                                                     ===========


DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

                                                                            Page


FINANCIAL STATEMENTS:

    Report of Independent Registered Public Accounting Firm                 F-1

    Balance Sheets as of December 31, 2006 and 2005                         F-2

    Statements of Income for Each of the Three
        Years Ended December 31, 2006                                       F-3

    Statements of Changes in Partners' Equity (Deficit) for
        Each of the Three Years Ended December 31, 2006                     F-4

    Statements of Cash Flows for Each of the Three Years
        Ended December 31, 2006                                             F-5

    Notes to Financial Statements as of December 31, 2006
        and 2005, and for Each of the Three Years Ended
        December 31, 2006                                                   F-6


SUPPLEMENTAL SCHEDULE:

    Schedule III - Real Estate and Accumulated Depreciation                F-10


SCHEDULES OMITTED:

Financial statements and schedules not listed above are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements named above, or in the notes thereto.



REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Partners of
DSI Realty Income Fund X:

We have audited the accompanying balance sheets of DSI Realty Income Fund X, a California Limited Partnership (the "Partnership") as of December 31, 2006 and 2005, and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the supplemental schedule listed in the Index at Item 15. These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and supplemental schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund X at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP
Los Angeles, California

March 30, 2007




DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------


ASSETS                                                  2006             2005

CASH AND CASH EQUIVALENTS                           $   601,812      $   657,642

PROPERTY, net (Note 3)                                2,934,830        3,508,877

OTHER ASSETS                                            226,656          121,856
                                                    -----------      -----------
TOTAL                                               $ 3,763,298      $ 4,288,375
                                                    ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
Distribution due partners (Note 4)                  $   321,041      $   321,041
Incentive management fee payable to
general partners (Note 4)                               178,208           62,632
Property management fees payable (Note 6)               409,337          408,719
Customer deposits and other liabilities                 286,645          229,346
Capital lease obligations (Note 3)                       79,133          113,747
                                                    -----------      -----------
Total liabilities                                     1,274,364        1,135,485
                                                    -----------      -----------
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners                                       (117,138)       (110,498)
Limited partners (31,783 limited
partnership units outstanding
at December 31, 2006 and 2005)                        2,606,072        3,263,388
                                                   ------------      -----------
Total partners' equity                                2,488,934        3,152,890
                                                   ------------      -----------
TOTAL                                               $ 3,763,298      $ 4,288,375
                                                   ============      ===========

See notes to financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                               2006         2005         2004

REVENUES:
Rental                                      $2,759,332   $2,586,824   $2,676,266
                                            ----------   ----------   ----------

EXPENSES:
 Depreciation                                  580,840      605,188      561,252
 Interest                                        5,886        7,893          -
 Operating                                     998,531      987,910      867,829
 General and administrative                    289,479      260,304      200,076
 General partners' incentive
  management fee (Note 4)                      115,576      119,048      126,421
 Property management                           135,577      129,344      134,578
                                            ----------   ----------   ----------
Total expenses                               2,125,889    2,109,687    1,890,156
                                            ----------   ----------   ----------
OPERATING INCOME                               633,443      477,137      786,110

OTHER INCOME -
Interest income                                    859        1,932        2,414
                                            ----------   ----------   ----------
NET INCOME                                  $  634,302   $  479,069   $  788,524
                                            ==========   ==========   ==========
AGGREGATE NET INCOME ALLOCATED
TO (Note 4):
Limited partners                            $  627,959   $  474,278   $  780,639
General partners                                 6,343        4,791        7,885
                                            ----------   ----------   ----------
TOTAL                                       $  634,302   $  479,069   $  788,524
                                            ==========   ==========   ==========
NET INCOME PER LIMITED PARTNERSHIP
UNIT (Notes 2 and 4)                        $    19.76   $    14.92   $    24.56
                                            ==========   ==========   ==========

See notes to financial statements.



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                         General       Limited
                                        Partners       Partners         Total


 BALANCE, JANUARY 1, 2004             $ (95,901)     $4,708,598      $4,612,697

 Net income                               7,885         780,639         788,524

 Distributions                          (14,046)     (1,390,623)     (1,404,669)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2004            (102,062)      4,098,614       3,996,552

 Net income                               4,791         474,278         479,069

 Distributions                          (13,227)     (1,309,504)     (1,322,731)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2005            (110,498)      3,263,388       3,152,890

 Net income                               6,343         627,959         634,302

 Distributions                          (12,983)     (1,285,275)     (1,298,258)
                                        -------      ----------      ----------
 BALANCE, DECEMBER 31, 2006           $(117,138)     $2,606,072      $2,488,934
                                        =======      ==========      ==========


See notes to financial statements.



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
THREE YEARS ENDED DECEMBER 31, 2006
--------------------------------------------------------------------------------


                                            2006          2005          2004

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $  634,302    $  479,069    $  788,524
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              580,840       605,188       561,252
  Changes in assets and liabilities:
   Other assets                            (104,800)         (756)       21,596
   Incentive management fee
    payable to general partners             115,576        60,510          (254)
   Property management fee payable              618          (160)         (331)
   Customer deposits and other
    liabilities                              57,299        17,041         3,921
                                         -----------   -----------   -----------
  Net cash provided by operating
  activities                              1,283,835     1,160,892     1,374,708
                                         -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES -
  Additions to property                      (6,793)      (14,061)      (10,032)
                                         -----------   -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners                (1,298,258)   (1,326,904)   (1,404,669)
Payments on capital lease obligations       (34,614)      (32,607)      (11,250)
                                         -----------   -----------   ----------
  Net cash used in
   financing activities                  (1,332,872)   (1,359,511)   (1,415,919)
                                         -----------   -----------   -----------

NET DECREASE IN CASH AND
CASH EQUIVALENTS                            (55,830)     (212,680)      (51,243)

CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR                        657,642       870,322       921,565
                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS,
AT END OF YEAR                          $   601,812   $   657,642   $   870,322
                                        ===========   ===========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest    $     5,886   $     7,893   $      -
                                        ===========   ===========   ============

NON CASH INVESTING ACTIVITIES:
Acquisition of trucks utilizing
capital leases                          $     -       $     -       $   157,604
                                        ===========   ===========   ============

Distribution due partners
included in partners' equity            $   321,041   $   321,041   $   325,214
                                        ===========   ===========   ============


See notes to financial statements.



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006 AND 2005,
AND FOR EACH OF THE THREE YEARS
ENDED DECEMBER 31, 2006


1.   GENERAL

     DSI Realty Income Fund X, a California Real Estate Limited Partnership (the "Partnership"), has three general partners (DSI Properties, Inc. Robert J. Conway, and Joseph W. Conway) and limited partners owning 31,783 limited partnership units, which were purchased for $500 a unit. The general partners have made no capital contributions to the Partnership and are not required to make any capital contribution in the future. The Partnership has a maximum life of 50 years and was formed on May 1, 1986, under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

     The Partnership has acquired five mini-storage properties, two of which are located in Warren, Michigan; one in Crestwood, Illinois; one in Troy, Michigan; and one in Forestville, Maryland. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners (Note 6).

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

     Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2006 is $175,627.

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

     Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, the Partnership would recognize an impairment to the extent the carrying value exceeded the fair market value of the property. No impairment losses were recog-nized in 2006, 2005 or 2004.

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

     Recent Accounting Pronouncement - In September 2006, the Financial Account-ing Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Partnership is required to adopt SFAS No. 157 for fiscal year 2008 and does not expect its adop-tion to have a material effect on the Partnership's results of operations or financial condition.

3.   PROPERTY

     The total cost of property and accumulated depreciation at December 31, 2006 and 2005, is as follows:


                                                    2006                2005

     Land                                        $ 2,076,627        $ 2,076,627
     Buildings and improvements                   10,891,728         10,884,935
     Rental trucks under capital leases              157,604            157,604
                                                 -----------        ------------
     Total                                        13,125,959         13,119,166
     Accumulated depreciation                    (10,191,129)        (9,610,289)
                                                 -----------        -----------
     Property - net                              $ 2,934,830        $ 3,508,877
                                                 ===========        ===========

     Depreciation expense of $40,244 and $40,244 was recorded on the rental trucks under capital leases in 2006 and 2005, respectively.

     The Partnership leases certain vehicles under agreements that meet the criteria for classification as capital leases which expire in 2008. Future minimum lease payments under these capital leases at December 31, 2006 are summarized as follows:

     2007                                            $  43,875
     2008                                               40,500
                                                      --------
     Total future minimum payment obligations           84,375
     Less interest portion                               5,242
                                                      --------
     Present value of net minimum lease payments      $ 79,133
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


5.   BUSINESS SEGMENT INFORMATION

     The following disclosure about segment reporting of the Partnership is made in accordance with the requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Partner-ship operates under a single segment; storage facility operations, under which the Partnership rents its storage facilities to its customers on a need basis and charges rent on a predetermined rate on a predetermined rate.

6.   RELATED-PARTY TRANSACTIONS

     The Partnership has entered into management agreements with Dahn to operate their mini-storage facilities. The management agreeemtn provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leas-ing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $135,577, $129,344, and $134,578 for the years ended December 31, 2006, 2005, and 2004, respectively. Amounts payable to Dahn at December 31, 2006 and 2005, were $409,337 and $408,719, respectively.

     In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. The truck lease is a 48-month lease with monthly payments in the amount of $750 (see Note 3).



DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
--------------------------------------------------------------------------------



                                                    Costs Capitalized
                                 Initial Cost to      Subsequent to    Gross Amount at Which Carried
                                   Partnership         Acquisition           at Close of Period
                               -------------------  -----------------  -----------------------------
                                        Buildings                               Buildings                         Date
                                           and       Improve- Carrying             and                    Accum.   of   Date
Description       Encumbrances   Land  Improvements    ments   Costs     Land   Improvements   Total     Deprec.  Const. Acq. Life

MINI-U-STORAGE

Ryan Road, Warren
 Michigan             None    $264,544  $1,715,183  $ 11,230         $264,544  $1,726,413  $1,990,957 $1,642,620  12/87 02/87 20 Yrs
Crestwood,Illinois    None     205,960   1,631,179    13,656          205,960   1,644,835   1,850,795  1,562,002  12/87 04/87 20 Yrs
Grosebeck Highway
 Warren, Michigan     None     314,517   1,760,657    88,102          314,517   1,848,759   2,163,276  1,747,685  01/88 04/87 20 Yrs
Forestville, Maryland None     755,000   2,278,110    20,082          755,000   2,298,192   3,053,192  2,138,255  07/88 08/87 20 Yrs
Troy, Michigan        None     536,606   3,152,736   220,793          536,606   3,373,529   3,910,135  3,020,085  06/88 06/88 20 Yrs
                              --------  ----------   -------         --------  ----------  ---------- ----------
                            $2,076,627 $10,537,865  $353,863       $2,076,627 $10,891,728 $12,968,355 $10,110,647
                            ==========  ==========  ========       ==========  ========== =========== ==========

                                                     Real Estate     Accumulated
                                                        at Cost     Depreciation

               Balance, December 31, 2004             $12,947,501     $9,005,101
                 Additions                                 14,061        564,950
                                                      -----------     ----------
               Balance, December 31, 2005              12,961,562      9,570,051
                 Additions                                  6,793        540,596
                                                      -----------     ----------
               Balance, December 31, 2006             $12,968,355    $10,110,647
                                                      ===========    ===========

                                    EXHIBIT 2

                                 March 30, 2007

                      ANNUAL REPORT TO LIMITED PARTNERS OF

                            DSI REALTY INCOME FUND X

Dear Limited Partner:

     This report contains the Partnership's balance sheets as of December 31, 2006 and 2005, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the three years ended December 31, 2006 accompanied by a report of independent registered public accounting firm. The Partnership owns five mini-storage facilities including two in Warren, MI. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

     Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

     Average occupancy levels for each of the Partnership's five properties for the years ended December 31, 2006 and 2005 were as follows:


Location of Property               Average Occupancy          Average Occupancy
                                   Levels for the             Levels for the
                                   Year Ended                 Year Ended
                                   Dec. 31, 2006              Dec. 31, 2005


Ryan Road
Warren, MI                              77%                      79%

Crestwood, IL                           83%                      82%

Groesbeck Hwy
Warren, MI                              78%                      75%

Forestville, MD                         74%                      70%

Troy, MI                                79%                      72%




     We will keep you informed of the activities of DSI Realty Income Fund X as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022.

     If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2006 which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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


    Date:  March 30, 2007



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



    Date:  March 30, 2007



    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund X (the "Partnership") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


                                    Robert J. Conway
                                    Chief Executive Officer
                                    March 30, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of DSI Realty Income Fund X (the "Partnership") on Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


                                    Richard P. Conway
                                    Vice President
                                    March 30, 2007