Form 10-Q
period 2007-03-31
DSI REALTY INCOME FUND X
filed 2007-05-15
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND X
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED), MARCH 31, 2007 AND DECEMBER 31, 2006


                               March 31,        December 31,
                                 2007               2006

ASSETS

CASH AND CASH EQUIVALENTS     $  546,983         $  601,812
PROPERTY, NET                  2,790,202          2,934,830
OTHER ASSETS                     226,656            226,656
                              ----------         ----------
TOTAL                         $3,563,841         $3,763,298
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $321,040           $321,041
Incentive management fee
 payable to general partners     207,102            178,208
Property management
 fees payable                    409,661            409,337
Customer depostis and
 other liabilities               232,058            286,645
Capital lease obligation          70,149             79,133
                                --------           --------
Total liabilities              1,240,010          1,274,364
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                (118,789)          (117,138)
Limited Partners (31,783
 limited partnership units
 outstanding at March 31,
 2007 and December 31, 2006)   2,442,620          2,606,072
                              ----------         ----------
     Total partners' equity    2,323,831          2,488,934
                              ----------         ----------
TOTAL                         $3,563,841         $3,763,298
                              ==========         ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                March 31,          March 31,
                                  2007               2006
REVENUES:
Rental                          $676,112           $639,310
                                --------           --------
EXPENSES:
Operating                        429,174            483,002
General and administrative        91,158             81,110
                                --------           --------
     Total expenses              520,332            564,112
                                --------           --------
OPERATING INCOME                 155,780             75,198

OTHER INCOME
    Interest                         157                298
                                --------           --------

NET INCOME                      $155,937           $ 75,496
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $154,378           $ 74,741
    General partners               1,559                755
                                --------           --------
TOTAL                           $155,937           $ 75,496
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 4.86             $ 2.35
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements (unaudited).

STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2007     ($117,138)     $2,606,072   $2,488,934

NET INCOME                         1,559         154,378      155,937
DISTRIBUTIONS                     (3,210)       (317,830)    (321,040)
                               ---------      ----------   ----------
BALANCE AT MARCH 31, 2007      ($118,789)     $2,442,620   $2,323,831
                               =========      ==========   ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


                                      March 31,          March 31,
                                        2007               2006

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 155,937        $  75,496
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        144,628          144,414
Changes in assets and liabilities:
  Increase in incentive
  management fee payable
  to general partners                     28,894           28,894
  Increase in property
  management fee payable                     324            1,455
  (Decrease)Increase in customer
  deposits and other liabilities         (54,587)          19,722
                                       ---------        ---------
Net cash  provided by
  operating activities                   275,196          269,981

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (321,041)        (321,041)
     Payments on capital
      lease obligations                   (8,984)          (9,479)
                                       ---------        ---------
Net cash used in
  financing activities                  (330,025)        (330,520)

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                        (54,829)         (60,539)
                                       ---------        ---------
CASH AND CASH EQUIVALENTS:
At beginning of period                   601,812          657,642
                                       ---------        ---------
At end of period                       $ 546,983        $ 597,103
                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -
  Cash paid for interest               $   1,143        $   1,661
                                       =========        =========
NONCASH FINANCING ACTIVITIES -
  Distributions due partners
   included in partners' equity        $ 321,040        $ 321,040
                                       =========        =========

See accompanying notes to financial statements (unaudited).

DSI REALTY INCOME FUND X
(A Limited Partnership)

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

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.


2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan;
one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. The total cost and accumulated depreciation of the mini-storage facilities is as follows:

                                           March 31,      December 31,
                                             2007            2006

        Land                             $ 2,076,627      $ 2,076,627
        Buildings and Improvements        10,891,728       10,891,728
        Rental trucks
         under capital leases                157,604          157,604
                                         -----------      -----------
        Total                             13,125,959       13,125,959
        Less: Accumulated Depreciation   (10,335,757)     (10,191,129)
                                         -----------      -----------
        Property - Net                   $ 2,790,202      $ 2,934,830
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $33,822 and $31,965, for the three month periods ended March 31, 2007 and 2006, respectively. Amounts payable to Dahn at March 31, 2007 and December 31, 2006, were $409,661 and $409,337, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2007 and 2006, revenues increased 5.8% from $639,310 to $676,112, total expenses decreased 7.8% from $564,112 to $520,332 and other income decreased from $298 to $157. As a result, net income increased 106.6% from $75,496 to $155,937 for the three-month period ended March 31, 2007, as compared to the same period in 2006. The increase in revenues can be attributed to an increase in rental revenue due to higher occupancy rates. Occupancy levels for the Partnership's five mini-storage facilities averaged 77.4% for the three month period ended March 31, 2007, as compared to 74.3% for the same period in 2006. The Partnership is continu-ing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $53,800 (11.1%) primarily as a result of lower advertising, legal, purchase of locks and pack-ing materials, maintenance and repair, real estate tax and salaries and wages expenses. General and administrative expenses increased approximately $10,000 (12.4%) primarily as a result of increases in administrative fee and legal and professional expenses.

The General Partners will continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on March 30, 2007. There has been no material change to the risk factors disclosed therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         NONE

Item 3.  Defaults Upon Senior Securities
         NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         NONE

Item 5.  Other Information
         NONE

Item 6.  Exhibits and Reports on Form 8K.
          (a) Attached hereto as Exhibit "20" is Registrant's Quarterly Report to Limited Partners for the period ended
               March 31, 2007.
          (B) Registrant did not file any reports on Form 8-K for the period reported upon.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2007          DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  May 15, 2007          DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2007 of DSI Realty Income Fund X;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this report.

    3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


    Date:  May 15, 2007




    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended March 31, 2007 of DSI Realty Income Fund X;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period cover-ed by this report.

    3. Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


    Date:  May 15, 2007




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    May 15, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    May 15, 2007