Form 10-Q
period 2007-09-30
DSI REALTY INCOME FUND X
filed 2007-11-14
CIK 792989

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

/_x_/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

/___/ Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

for the transition period from ______________ to ________________.

Commission File Number 33-5327



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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND X
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED), SEPTEMBER 30, 2007 AND DECEMBER 31, 2006


                             September 30,       December 31,
                                 2007               2006

ASSETS

CASH AND CASH EQUIVALENTS     $  493,747         $  601,812
PROPERTY, NET                  2,500,938          2,934,830
OTHER ASSETS                     226,762            226,656
                              ----------         ----------
TOTAL                         $3,221,447         $3,763,298
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $240,780           $321,041
Incentive management fee
 payable to general partners     257,167            178,208
Property management
 fees payable                    409,939            409,337
Customer deposits and
 other liabilities               183,494            286,645
Capital lease obligation          50,575             79,133
                                --------           --------
Total liabilities              1,141,955          1,274,364
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                (121,232)          (117,138)
Limited Partners (31,783
 limited partnership units
 outstanding at September 30,
 2007 and December 31, 2006)   2,200,724          2,606,072
                              ----------         ----------
     Total partners' equity    2,079,492          2,488,934
                              ----------         ----------
TOTAL                         $3,221,447         $3,763,298
                              ==========         ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                              September 30,      September 30,
                                  2007               2006
REVENUES:
Rental                          $694,306           $708,222
                                --------           --------
EXPENSES:
Operating                        455,075            503,637
General and administrative        49,302             52,152
                                --------           --------
     Total expenses              504,377            555,789
                                --------           --------
OPERATING INCOME                 189,929            152,433

OTHER INCOME
    Interest                         158                186
                                --------           --------

NET INCOME                      $190,087           $152,619
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $188,186           $151,093
    General partners               1,901              1,526
                                --------           --------
TOTAL                           $190,087           $152,619
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 5.92             $ 4.75
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                              September 30,      September 30,
                                  2007               2006
REVENUES:
Rental                          $2,037,469         $2,020,812
                                ----------         ----------
EXPENSES:
Operating                        1,357,242          1,465,909
General and administrative         207,281            198,625
                                ----------         ----------
     Total expenses              1,564,523          1,664,534
                                ----------         ----------
OPERATING INCOME                   472,946            356,278

OTHER INCOME
    Interest                           472                698
                                ----------         ----------

NET INCOME                      $  473,418         $  356,976
                                ==========         ==========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $  468,683         $  353,406
    General partners                 4,735              3,570
                                ----------         ----------
TOTAL                           $  473,418         $  356,976
                                ==========         ==========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $14.75             $11.12
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements (unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2007     ($117,138)     $2,606,072   $2,488,934

NET INCOME                         4,735         468,683      473,418
DISTRIBUTIONS                     (8,829)       (874,031)    (882,860)
                               ---------      ----------   ----------
BALANCE AT SEPTEMBER 30, 2007  ($121,232)     $2,200,724   $2,079,492
                               =========      ==========   ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


                                    September 30,      September 30,
                                        2007               2006

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 473,418        $ 356,976
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        433,892          437,428
Changes in assets and liabilities:
  Decrease in distributions
  to partners                            (80,261)             -
  Increase in incentive
  management fee payable
  to general partners                     78,959           57,788
  Increase in property
  management fee payable                     603            1,577
  Increase(Decrease) in customer
  deposits and other liabilities        (103,260)          15,450
                                       ---------        ---------
Net cash  provided by
  operating activities                   803,351          869,219

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (882,860)        (963,120)
     Payments on capital
      lease obligations                  (28,556)         (25,331)
                                       ---------        ---------
Net cash used in
  financing activities                  (911,416)        (988,451)

NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                       (108,065)        (119,232)
                                       ---------        ---------
CASH AND CASH EQUIVALENTS:
At beginning of period                   601,812          657,642
                                       ---------        ---------
At end of period                       $ 493,747        $ 538,410
                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -
  Cash paid for interest               $   3,131        $   3,200
                                       =========        =========
NONCASH FINANCING ACTIVITIES -
  Distributions due partners
   included in partners' equity        $ 240,780        $ 321,040
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


2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan;
one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. The total cost and accumulated depreciation of the mini-storage facilities is as follows:

                                         September 30,    December 31,
                                             2007            2006

        Land                             $ 2,076,627      $ 2,076,627
        Buildings and Improvements        10,891,728       10,891,728
        Rental trucks
         under capital leases                157,604          157,604
                                         -----------      -----------
        Total                             13,125,959       13,125,959
        Less: Accumulated Depreciation   (10,625,021)     (10,191,129)
                                         -----------      -----------
        Property - Net                   $ 2,500,938      $ 2,934,830
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $34,715 and $35,411, for the three month periods ended September 30, 2007 and 2006, respectively, and $101,873 and $101,041 for the nine month period ended September 30, 2007 and 2006, respectively. Amounts payable to Dahn at September 30, 2007 and December 31, 2006, were $409,939 and $409,337, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2007. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2007 and 2006, total revenues decreased 2.0% from $708,222 to $694,306 and total expenses decreased 9.3% from $555,789 to $504,377 and other income decreased from $186 to $158. As a result, net income increased 24.6% from $152,619 to $190,087 for the three-month period ended September 30, 2007, as compared to the same period in 2006. The decrease in revenues can be attributed to a decrease in rental income and sale of locks and packing materials, partially offset by an increase in truck rentals. Occupancy levels for the Partnerships, five mini-storage facilities averaged 85.0% for the three-month period ended September 30, 2007, as com-pared to 81.9% for the same period in 2006. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $48,600 (9.6%) pri-marily as a result of a decrease in advertising, legal and real estate tax expenses. General and administrative expenses remained relatively constant as an increase in administrative expenses was partially offset by a decrease in incentive management fee and legal and professional expense.

For the nine-month periods ended September 30, 2007, and 2006, total revenues increased 0.8% from $2,020,812 to $2,037,469 and total expenses decreased 6.0% from $1,664,534 to $1,564,523 and other income decreased from $698 to $472.
As a result, net income increased 32.6% from $356,976 for the nine-month period ended September 30, 2006, to $473,418 for the same period in 2007. The increase in revenues can be attributed to increases in rental income, late fees and truck rental revenues, partially offset by a decrease in revenue from the sale of locks and packing materials. Occupancy levels for the Part-nership five mini-storage facilities averaged 80.5% for the nine-month period ended September 30, 2007, as compared to 78.6% for the same period in 2006. Operating expenses decreased approximately $108,700 (7.4%) primarily due to lower advertising, legal, purchase of locks and packing materials, repairs and maintenance, real estate tax expenses. General and administrative expenses increased approximately $8,700 (4.4%) as a result of an increase in admini-strative expense, partially offset by a decrease in incentive management fee expense.

After a thorough review of operating results, the General Partners have deter-mined that cash flow from operations of the Partnership's properties will not be sufficient to fund distributions at the previous annual rate of 8%. There-fore, distributions will be reduced to an annual rate of 6% beginning with the October 15, 2007 distribution. This is a decrease of 1/2 of 1% from the previous quarterly rate.

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

         NONE

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2007     DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



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

Dated:  November 14, 2007     DSI REALTY INCOME FUND X
                              A California Limited Partnership
                              (Registrant)



                              By___/s/ Robert J. Conway_____
                                DSI Properties, Inc., as General
                                Partner by ROBERT J. CONWAY,
                                President and Chief Financial
                                Officer




                          CERTIFICATIONS

    I, Robert J. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended September 30, 2007 of DSI Realty Income Fund X;

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


    Date:  November 14, 2007




    Robert J. Conway
    Chief Executive Officer



                          CERTIFICATIONS

    I, Richard P. Conway, certify that:

    1. I have reviewed this report on Form 10-Q for the quarter ended September 30, 2007 of DSI Realty Income Fund X;

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


    Date:  November 14, 2007




    Richard P. Conway
    Vice President



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Robert J. Conway
                                    Chief Executive Officer
                                    November 14, 2007






                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                    Richard P. Conway
                                    Vice President
                                    November 14, 2007