Form 10-Q
period 2008-03-31
DSI REALTY INCOME FUND X
filed 2008-05-15
CIK 792989

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: March 31, 2008.
				________________

/__/     Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from ______________ to ________________.

Commission File Number: 33-5327
                        ________

DSI REALTY INCOME FUND X, A California Limited Partnership
__________________________________________________________________
(Exact name of registrant as specified in its charter)

California                                           33-0195079
__________________________________________________________________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

6700 E. Pacific Coast Hwy, Long Beach, California 90803
__________________________________________________________________
          (Address of principal executive offices)    (Zip Code)

(562)493-8881
__________________________________________________________________
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ]  Accelerated filer [ ]

 Non-accelerated filer [ ]    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                          Yes [ ]  No [X]

The issuer is a limited partnership. All 31,783 limited partnership units originally sold for $500 per unit. There is no trading market for the limited partnership units.


                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND X
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED), MARCH 31, 2008 AND DECEMBER 31, 2007


                               March 31,       December 31,
                                 2008               2007

ASSETS

CASH AND CASH EQUIVALENTS     $  602,320         $  615,871
PROPERTY, NET                  2,206,938          2,293,855
OTHER ASSETS                     222,087            257,472
                              ----------         ----------
TOTAL                         $3,031,345         $3,167,198
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $240,780           $240,780
Incentive management fee
 payable to general partners     302,603            280,934
Property management
 fees payable                    410,553            409,074
Customer deposits and
 other liabilities               263,593            359,111
Capital lease obligation          29,348             39,942
                                --------           --------
Total liabilities              1,246,877          1,329,841
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                (124,183)          (123,654)
Limited Partners (31,783
 limited partnership units
 outstanding at March 31,
 2008 and December 31, 2007)   1,908,651          1,961,011
                              ----------         ----------
     Total partners' equity    1,784,468          1,837,357
                              ----------         ----------
TOTAL                         $3,031,345         $3,167,198
                              ==========         ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

                                March 31,          March 31,
                                  2008               2007
REVENUES:
Rental revenue                  $618,068           $623,868
Ancillary operating revenue       61,700             52,244
Interest and other income            138                157
                                --------           --------
 Total revenues                  679,906            676,269


EXPENSES:
Operating                        409,612            429,174
General and administrative        82,403             91,158
                                --------           --------
     Total expenses              492,015            520,332
                                --------           --------

NET INCOME                      $187,891           $155,937
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $186,012           $154,378
    General partners               1,879              1,559
                                --------           --------
TOTAL                           $187,891           $155,937
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 5.85             $ 4.86
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements (unaudited).



STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2008     ($123,654)     $1,961,011   $1,837,357

NET INCOME                         1,879         186,012      187,891
DISTRIBUTIONS                     (2,408)       (238,372)    (240,780)
                               ---------      ----------   ----------
BALANCE AT MARCH 31, 2008      ($124,183)     $1,908,651   $1,784,468
                               =========      ==========   ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


                                       March 31,         March 31,
                                          2008              2007

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 187,891        $ 155,937
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                         86,917          144,628
Changes in assets and liabilities:
  Decrease in other assets                35,385              -
  Increase in incentive
  management fee payable
  to general partners                     21,670           28,894
  Increase in property
  management fee payable                   1,479              324
  Decrease in customer
  deposits and other liabilities         (95,518)         (54,587)
                                       ---------        ---------
Net cash  provided by
  operating activities                   237,824          275,196

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (240,780)        (321,041)
     Payments on capital
      lease obligations                  (10,595)          (8,984)
                                       ---------        ---------
Net cash used in
  financing activities                  (251,375)        (330,025)

NET DECREASE IN CASH AND
 CASH EQUIVALENTS                        (13,551)         (54,829)
                                       ---------        ---------
CASH AND CASH EQUIVALENTS:
At beginning of period                   615,871          601,812
                                       ---------        ---------
At end of period                       $ 602,320        $ 546,983
                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -
  Cash paid for interest               $     655        $   1,143
                                       =========        =========
NONCASH FINANCING ACTIVITIES -
  Distributions due partners
   included in partners' equity        $ 240,780        $ 321,041
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


2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan;
one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. The total cost and accumulated depreciation of the mini-storage facilities is as follows:

                                           March 31,      December 31,
                                             2008            2007

        Land                             $ 2,076,627      $ 2,076,627
        Buildings and Improvements        10,898,481       10,898,481
        Rental trucks
         under capital leases                157,604          157,604
                                         -----------      -----------
        Total                             13,132,712       13,132,712
        Less: Accumulated Depreciation   (10,925,774)     (10,838,857)
                                         -----------      -----------
        Property - Net                   $ 2,206,938      $ 2,293,855
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $35,660 and $33,822 for the three month periods ended March 31, 2008 and 2007, respectively. Amounts payable to Dahn at March 31, 2008 and December 31, 2007, were $410,553 and $409,074, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended March 31, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended March 31, 2008 and 2007, revenues increased 0.5% from $676,269 to $679,906 and total expenses decreased 5.4% from $520,332 to $492,015. As a result, net income increased 20.5% from $155,937 to $187,891 for the three-month period ended March 31, 2008, as compared to the same period in 2007. Rental revenues remained relatively constant. Occupancy levels for the Partnership's five mini-storage facilities averaged 77.5% for the three month period ended March 31, 2008, as compared to 77.4% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facil-ities. Operating expenses decreased approximately $19,600 (4.6%) primarily as a result of lower maintenance and repair and depreciation expenses, partially offset by increases in advertising, real estate tax, salaries and wages and power and sweeping expenses. General and administrative expenses decreased approximately $8,800 (9.7%) primarily as a result of a decrease in incentive management fee expense.

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

Item 1A. Risk Factors

         Please refer to the risk factors disclosed by the partnership in response to Item 1A, part I of the Form 10-K filed on April 15, 2008. There has been no material change to the risk factors disclosed therein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6. Exhibits

	(a) Exhibits

	31.1 Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certifications of Principal Financial Officer
        32.1 Section 1350 Certifications by Principal Executive Officer and Principal Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DSI REALTY INCOME FUND X,
	a California Limited Partnership


	by: DSI Properties, Inc., a
	California corporation,
	as General Partner


	    /s/ ROBERT J. CONWAY
	By_____________________________
	Dated: May 15, 2008

	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY
	By_____________________________

	Dated: May 15, 2008
	JOSEPH W. CONWAY, Executive
	Vice President and Director





    EXHIBIT 31.1
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY CHIEF EXECUTIVE OFFICER



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

    3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



    Date:  May 15, 2008



           /s/ ROBERT J. CONWAY
	By_____________________________
	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director



    EXHIBIT 31.2
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY PRINCIPAL FINANCIAL OFFICER



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

    3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



    Date:  May 15, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       May 15, 2008





                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       May 15, 2008