Form 10-Q
period 2008-06-30
DSI REALTY INCOME FUND X
filed 2008-08-14
CIK 792989

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: June 30, 2008.
				________________

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

                          Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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


                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND X
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED), June 30, 2008 AND DECEMBER 31, 2007


                               June 30,        December 31,
                                 2008               2007

ASSETS

CASH AND CASH EQUIVALENTS     $  728,653         $  615,871
PROPERTY, NET                  2,165,219          2,293,855
OTHER ASSETS                     210,542            257,472
                              ----------         ----------
TOTAL                         $3,104,414         $3,167,198
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $240,780           $240,780
Incentive management fee
 payable to general partners     324,274            280,934
Property management
 fees payable                    409,996            409,074
Customer deposits and
 other liabilities               371,793            359,111
Capital lease obligation          19,833             39,942
                                --------           --------
Total liabilities              1,366,676          1,329,841
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                (124,650)          (123,654)
Limited Partners (31,783
 limited partnership units
 outstanding at June 30,
 2008 and December 31, 2007)   1,862,388          1,961,011
                              ----------         ----------
     Total partners' equity    1,737,738          1,837,357
                              ----------         ----------
TOTAL                         $3,104,414         $3,167,198
                              ==========         ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED June 30, 2008 AND 2007

                                June 30,           June 30,
                                  2008               2007
REVENUES:
Rental revenue                  $613,793           $610,674
Ancillary operating revenue       58,661             56,377
Interest and other income            126                157
                                --------           --------
 Total revenues                  672,580            667,208


EXPENSES:
Operating                        382,959            472,993
General and administrative        88,630             66,821
                                --------           --------
     Total expenses              471,589            539,814
                                --------           --------

NET INCOME                      $200,991           $127,394
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $198,981           $126,120
    General partners               2,010              1,274
                                --------           --------
TOTAL                           $200,991           $127,394
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 6.26             $ 3.97
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008 AND 2007

                                June 30,           June 30,
                                  2008               2007
REVENUES:
Rental revenue                $1,231,861         $1,234,542
Ancillary operating revenue      120,361            108,621
Interest and other income            264                314
                                --------           --------
 Total revenues               $1,352,486         $1,343,477


EXPENSES:
Operating                        792,571            902,167
General and administrative       171,033            157,979
                                --------           --------
     Total expenses              963,604          1,060,146
                                --------           --------

NET INCOME                      $388,882           $283,331
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $384,993           $280,498
    General partners               3,889              2,833
                                --------           --------
TOTAL                           $388,882           $283,331
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $12.11             $ 8.83
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements (unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2008     ($123,654)     $1,961,011   $1,837,357

NET INCOME                         3,889         384,993      388,882
DISTRIBUTIONS                     (4,885)       (483,616)    (488,501)
                               ---------      ----------   ----------
BALANCE AT June 30, 2008       ($124,650)     $1,862,388   $1,737,738
                               =========      ==========   ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED June 30, 2008 AND 2007


                                       June 30,          June 30,
                                          2008              2007

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 388,882        $ 283,331
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        128,636          289,260
Changes in assets and liabilities:
  Decrease in other assets                46,930              -
  Increase in incentive
  management fee payable
  to general partners                     43,340           57,788
  Increase in property
  management fee payable                     922              509
  Increase in customer
  deposits and other liabilities          12,682           46,799
                                       ---------        ---------
Net cash  provided by
  operating activities                   621,392          677,687

CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (488,501)        (642,080)
     Payments on capital
      lease obligations                  (21,109)         (14,858)
                                       ---------        ---------
Net cash used in
  financing activities                  (508,610)        (656,938)

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                        112,782           20,749
                                       ---------        ---------
CASH AND CASH EQUIVALENTS:
At beginning of period                   615,871          601,812
                                       ---------        ---------
At end of period                       $ 728,653        $ 622,561
                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -
  Cash paid for interest               $   2,390        $   1,832
                                       =========        =========
NONCASH FINANCING ACTIVITIES -
  Distributions due partners
   included in partners' equity        $ 240,780        $ 321,041
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

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regu-lations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2007.


2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan;
one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. The total cost and accumulated depreciation of the mini-storage facilities is as follows:

                                           June 30,       December 31,
                                             2008            2007

        Land                             $ 2,076,627      $ 2,076,627
        Buildings and Improvements        10,898,481       10,898,481
        Rental trucks
         under capital leases                157,604          157,604
                                         -----------      -----------
        Total                             13,132,712       13,132,712
        Less: Accumulated Depreciation   (10,967,493)     (10,838,857)
                                         -----------      -----------
        Property - Net                   $ 2,165,219      $ 2,293,855
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $32,220 and $33,336 for the three month periods ended June 30, 2008 and 2007, respectively, and $67,880 and $67,158 for the six month period ended June 30, 2008 and 2007, respectively. Amounts payable to Dahn at June 30, 2008 and December 31, 2007, were $409,996 and $409,074, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended June 30, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended June 30, 2008 and 2007, total revenues increased 0.8% from $667,208 to $672,580 and total expenses decreased 12.6% from $539,814 to $471,589. As the result, net income increased 57.8% from $127,394 to $200,991 for the three-month period ended June 30, 2008, as compared to the same period in 2007. Rental revenues remained constant, as a decrease in occupancy rates was offset by higher unit rental rates. Occupancy levels for the Partnerships, five mini-storage facilities averaged 77.5% for the three-month period ended June 30, 2008, as compared to 79.1% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facili-ties. Operating expenses decreased approximately $90,000 (19.0%) primarily as a result of decreases in legal, office supplies, travel and depreciation expenses, partially offset by increases in advertising, real estate tax and salaries and wages expenses. General and administrative expenses increased approximately $21,800 32.6% primarily as a result of increases in legal and professional expense and state tax payments, partially offset by a de-crease in incentive management fee expense.

For the six-month periods ended June 30, 2008, and 2007, total revenues increased 0.7% from $1,343,477 to $1,352,486 and total expenses decreased 9.1% from $1,060,146 to $963,604. As a result, net income increased 37.3% from $283,331 for the six-month period ended June 30, 2007, to $388,882 for the same period in 2008. Rental revenues remained constant. Occupancy levels for the Partnerships five mini-storage facilities averaged 77.5% for the six-month period ended June 30, 2008, as compared to 78.3% for the same period in 2007. Operating expenses decreased approximately $109,600 (12.2%) primarily due to lower legal, repairs and maintenance, office supplies, travel and depreciation expenses. General and administrative expenses increased approximately $13,100 8.3% as a result of an increase in legal and professional expense and state tax payments, partially offset by a decrease in incentive management fee expense.

After a thorough review of operatin results, the General Partners determined that cash flow from operations of the Partnership's properties were not sufficient to fund distributions at the previous annual rate of 8%. There-fore, distributions were reduced to an annual rate of 6% beginning with the October 15, 2007 distribution. This is a decrease of 1/2 of 1% from the previous quarterly rate.

The General Partners will continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. The Partnership's financial resources appear to be adequate to meet its needs.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          NONE

Item 4T.   CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

The Partnership evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Partnership's Controller with the assistance of the Partnership's President and the Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Partnership in its periodic reports filed with the Securities and Exchange Commission (the Commission) is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the informa-tion is communicated to the certifying officers on a timely basis. Based on this evaluation, the Partnership concluded that its disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.



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

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6. Exhibits

	(a) Exhibits

	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
        31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
        Officer
        32.1 Section 1350 Certification by Chief Executive Officer
        32.2 Section 1350 Certification by Principal Financial Officer


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	DSI REALTY INCOME FUND X,
	a California Limited Partnership


	by: DSI Properties, Inc., a
	California corporation,
	as General Partner


	    /s/ ROBERT J. CONWAY
	By_____________________________
	Dated: August 14, 2008

	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY
	By_____________________________
	Dated: August 14, 2008

        JOSEPH W. CONWAY, Executive
	Vice President and Director





    EXHIBIT 31.1
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY CHIEF EXECUTIVE OFFICER


    I, Robert J. Conway, certify that:

    1. I have reviewed this quarterly report of DSI Realty Income
    Fund X;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effective-ness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



    Date:  August 14, 2008



           /s/ ROBERT J. CONWAY
	By_____________________________
	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director



    EXHIBIT 31.2
    RULE 13A-14(A)/15D-14(A) CERTIFICATION
    BY PRINCIPAL FINANCIAL OFFICER


    I, Richard P. Conway, certify that:

    1. I have reviewed this quarterly report of DSI Realty Income
    Fund X;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
    (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effective-ness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



    Date:  August 14, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                       EXHIBIT 32.1
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       August 14, 2008




                       EXHIBIT 32.2
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       August 14, 2008