Form 10KSB/A
period 2007-12-31
DSI REALTY INCOME FUND X
filed 2008-09-17
CIK 792989

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 2O549

                            FORM 10-KSB/A

                          (Amendment No. 1)

(Mark One)

[x]     Annual Report Pursuant to Section 13 or 15 (d) of the
        Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2007.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _______________

Commission File Number 0-15346

DSI REALTY INCOME Fund X, A California Limited Partnership
(Name of small business issuer in its charter)

California_______________________________________________33-0195079
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)


         6700 E. Pacific Coast Highway, Long Beach, California 90803
              (Address of principal executive offices)

         Issuer's telephone number  (562) 493-8881



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

The issuer's revenues for the year ended December 31, 2007 were $2,775,524

The issuer is a limited partnership. All 31,783 limited partnership units originally sold for $500 per unit. There is no trading market for the limited partnership units.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Certain statements contained in this discussion or elsewhere in this report may be deemed "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "designed to achieve", variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future - including statements relating to rent and occupancy growth, general conditions in the geographic areas where we operate - are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

Although we believe the expectations reflected in any forward-looking state-ments are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control.


                             EXPLANATORY NOTE

	This Amendment No. 1 on Form 10-KSB/A (this "Amendment") amends the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the "Original Filing") originally filed on April 15, 2008 with the Securities and Exchange Commission (the "Commission") This Amendment is filed for the purpose of revising Item 8A(T), Controls And Procedures, to include the information required under Items 307 and 308T of Regulation S-B. This Amendment also clarifies that management timely provided its annual report on the Company's internal control over financial reporting in accordance with Item 308T of Regulation S-B.

	In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has also filed with this Amendment updated officer certifications set forth in Exhibits 31.1, 31.2, 32.1, 32.2. Accordingly, this Amendment should be read in conjunction with the Company's filings made with the Commission subsequent to the date of the Original Filing.

       Except for the changes effected by this Amendment No. 1 on Form 10-KSB/A, no modification or update is otherwise made to any other disclosures or exhibits to the Original Filing.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-KSB/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE 2007 ANNUAL REPORT AND WE HAVE NOT UPDATED OR AMENDED ANY OTHER DISCLOSURE TO REFLECT SUBSEQUENT EVENTS SINCE THE DATE OF THE ORIGINAL FILING.


Item 8A(T).  Controls and Procedures

Disclosure Controls

     As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Senior Vice President (principal financial officer), of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Senior Vice President (principal financial officer) have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were not effective as of the end of the period covered by this report, because they failed to make us aware of the requirement to include management's report on internal control over financial reporting in our Annual Report on Form 10-KSB. In order to correct this deficiency, we have retained additional out-side securities counsel to advise us on changes in disclosure requirements and to review our periodic filings.

Internal Controls

Management's Report On Internal Control Over Financial Reporting

     Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers and effected by the issuer's General Partner, its management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are made only in accordance with authorizations of management and the General Partner; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

     As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Senior Vice President (principal financial officer), of the effectiveness of our internal control over financial reporting. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, the General Partner's Chief Executive Officer and Senior Vice President (principal financial officer) have concluded that our internal control and procedures were effective as of the end of the period covered by this report. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. There-fore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

     This annual report does not include an attestation report of our independent certified public accountants regarding internal control over financial reporting. Management's report was not subject to attestation by our independent certified public accountants under temporary rules of the Securities and Exchange Commission that permit the Registrant to provide only management's report in this annual report.

Changes in internal control over financial reporting

     There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the fiscal year covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 13. Exhibits.

Number 	Description
31.1 	Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 	Section 1350 Certification: Principal Executive Officer
32.2 	Section 1350 Certification: Principal Financial Officer

SIGNATURES

	Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 16, 2008

DSI REALTY INCOME Fund X,
a California Limited Partnership

by: DSI Properties, Inc., a
California corporation, as
General Partner

By: /s/ ROBERT J. CONWAY
ROBERT J. CONWAY, (President
Chief Executive Officer, Chief
Financial Officer and Director)


By: /s/ JOSEPH W. CONWAY
JOSEPH W. CONWAY, (Executive
Vice President and Director)






EXHIBIT 31.1
Rule 13a-14(a)/15d-14(a) Certification

I, Robert J. Conway, certify that:

1. I have reviewed this annual report on Form 10-KSB of DSI Realty Income
Fund X;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: September 16, 2008

/s/ ROBERT J. CONWAY
_______________________________
Robert J. Conway
Principal Executive Officer



EXHIBIT 31.2
Rule 13a-14(a)/15d-14(a) Certification

I, Richard P. Conway, certify that:

1. I have reviewed this annual report on Form 10-KSB of DSI Realty Income
Fund X;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: September 16, 2008

/s/ RICHARD P. CONWAY
__________________________________
Richard P. Conway
Principal Financial Officer


EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Annual Report of DSI Realty Income Fund X (the "Partnership") on Form 10-KSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY
___________________________________
Robert J. Conway
Principal Executive Officer
September 16, 2008



EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	In connection with the Annual Report of DSI Realty Income Fund X (the "Partnership") on Form 10-KSB for the period ending December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY
__________________________________
Richard P. Conway
Principal Financial Officer
September  16, 2008