Form 10-Q
period 2008-09-30
DSI REALTY INCOME FUND X
filed 2008-11-14
CIK 792989

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

/X/     Quarterly report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

For the quarterly period ended: September 30, 2008.
				________________

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


                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.


DSI REALTY INCOME FUND X
(A Limited Partnership)

BALANCE SHEETS(UNAUDITED), September 30, 2008 AND DECEMBER 31, 2007


                             September 30,       December 31,
                                 2008               2007

ASSETS

CASH AND CASH EQUIVALENTS     $  681,827         $  615,871
PROPERTY, NET                  2,103,822          2,293,855
OTHER ASSETS                     250,049            257,472
                              ----------         ----------
TOTAL                         $3,035,698         $3,167,198
                              ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

Distribution to Partners        $240,780           $240,780
Incentive management fee
 payable to general partners     345,944            280,934
Property management
 fees payable                    409,410            409,074
Customer deposits and
 other liabilities               291,441            359,111
Capital lease obligation           8,912             39,942
                                --------           --------
Total liabilities              1,296,487          1,329,841
                              ----------         ----------

PARTNERS' EQUITY (DEFICIT):
General Partners                (124,635)          (123,654)
Limited Partners (31,783
 limited partnership units
 outstanding at September 30,
 2008 and December 31, 2007)   1,863,846          1,961,011
                              ----------         ----------
     Total partners' equity    1,739,211          1,837,357
                              ----------         ----------
TOTAL                         $3,035,698         $3,167,198
                              ==========         ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED September 30, 2008 AND 2007

                              September 30,      September 30,
                                  2008               2007
REVENUES:
Rental revenue                  $660,951           $636,113
Ancillary operating revenue       55,783             58,193
Interest and other income            127                158
                                --------           --------
 Total revenues                  716,861            694,464


EXPENSES:
Operating                        421,726            455,075
General and administrative        52,882             49,302
                                --------           --------
     Total expenses              474,608            504,377
                                --------           --------

NET INCOME                      $242,253           $190,087
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $239,830           $188,186
    General partners               2,423              1,901
                                --------           --------
TOTAL                           $242,253           $190,087
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $ 7.55             $ 5.92
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements (unaudited).


STATEMENTS OF INCOME (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007

                              September 30,      September 30,
                                  2008               2007
REVENUES:
Rental revenue                $1,892,812         $1,870,656
Ancillary operating revenue      176,144            166,814
Interest and other income            391                472
                                --------           --------
 Total revenues               $2,069,347         $2,037,941


EXPENSES:
Operating                      1,214,297          1,357,242
General and administrative       223,915            207,281
                                --------           --------
     Total expenses            1,438,212          1,564,523
                                --------           --------

NET INCOME                      $631,135           $473,418
                                ========           ========

AGGREGATE NET INCOME ALLOCATED TO :
    Limited partners            $624,824           $468,684
    General partners               6,311              4,734
                                --------           --------
TOTAL                           $631,135           $473,418
                                ========           ========
NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $19.66             $14.75
                                  ======             ======
LIMITED PARTNERSHIP
  UNITS USED IN PER
  UNIT CALCULATION                31,783             31,783
                                  ======             ======

See accompanying notes to financial statements (unaudited).


STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)(UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008



                                GENERAL       LIMITED
                                PARTNERS      PARTNERS       TOTAL


BALANCE AT JANUARY 1, 2008     ($123,654)     $1,961,011   $1,837,357

NET INCOME                         6,311         624,824      631,135
DISTRIBUTIONS                     (7,292)       (721,989)    (729,281)
                               ---------      ----------   ----------
BALANCE AT September 30, 2008  ($124,635)     $1,863,846   $1,739,211
                               =========      ==========   ==========


See accompanying notes to financial statements (unaudited).


STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED September 30, 2008 AND 2007


                                      September 30,     September 30,
                                          2008              2007

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net income                             $ 631,135        $ 473,418
Adjustments to reconcile net
  income to net	cash provided
  by operating activities:
     Depreciation                        200,848          433,892
Changes in assets and liabilities:
  Decrease in other assets                 7,423              -
  Decrease in distributions
  to partners                                -            (80,261)
  Increase in incentive
  management fee payable
  to general partners                     65,011           78,959
  Increase in property
  management fee payable                     335              603
  Decrease in customer
  deposits and other liabilities         (67,670)        (103,260)
                                       ---------        ---------
Net cash  provided by
  operating activities                   837,082          803,351

CASH FLOWS FROM INVESTING ACTIVITIES -
     Additions to property               (10,815)             -
                                       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES -
     Distributions to partners          (729,281)        (882,860)
     Payments on capital
      lease obligations                  (31,030)         (28,556)
                                       ---------        ---------
Net cash used in
  financing activities                  (760,311)        (911,416)

NET INCREASE(DECREASE) IN CASH AND
 CASH EQUIVALENTS                         65,956         (108,065)
                                       ---------        ---------
CASH AND CASH EQUIVALENTS:
At beginning of period                   615,871          601,812
                                       ---------        ---------
At end of period                       $ 681,827        $ 493,747
                                       =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION -
  Cash paid for interest               $   2,720        $   3,131
                                       =========        =========
NONCASH FINANCING ACTIVITIES -
  Distributions due partners
   included in partners' equity        $ 240,780        $ 240,780
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


2.   PROPERTY

The Partnership owns five mini-storage facilities. Two facilities are located in Warren, Michigan; one facility is located in Troy, Michigan;
one facility is located in Crestwood, Illinois; and one facility is located in Forestville, Maryland. The total cost and accumulated depreciation of the mini-storage facilities is as follows:

                                         September 30,    December 31,
                                             2008            2007

        Land                             $ 2,076,627      $ 2,076,627
        Buildings and Improvements        10,909,298       10,898,481
        Rental trucks
         under capital leases                157,604          157,604
                                         -----------      -----------
        Total                             13,143,529       13,132,712
        Less: Accumulated Depreciation   (11,039,707)     (10,838,857)
                                         -----------      -----------
        Property - Net                   $ 2,103,822      $ 2,293,855
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

5.   RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $33,819 and $34,715 for the three month periods ended September 30, 2008 and 2007, respectively, and $101,699 and $101,873 for the nine month period ended September 30, 2008 and 2007, respectively. Amounts payable to Dahn at September 30, 2008 and December 31, 2007, were $409,410 and $409,074, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. Trucks are leased under 48-month leases with total monthly payments in the amount of $3,750.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are pleased to enclose the Partnership's unaudited financial statements for the period ended September 30, 2008. The following is Management's discussion and analysis of the Partnership's financial condition and results of its operations.

For the three-month periods ended September 30, 2008 and 2007, total revenues increased 3.2% from $694,464 to $716,861 and total expenses decreased 5.9% from $504,377 to $474,608. As a result, net income increased 27.4% from $190,087 to $242,253 for the three-month period ended September 30, 2008, as compared to the same period in 2007. Rental revenues increased as a result of higher unit rental rates. Occupancy levels for the Partnerships, five mini-storage facilities averaged 79.5% for the three-month period ended September 30, 2008, as compared to 85.0% for the same period in 2007. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses decreased approximately $33,300 or 7.3% primarily as a result of decreases in salaries and wages and depreciation expenses, partially offset by increases in adver-tising, telephone, maintenance and repair and real estate tax expenses. General and administrative expenses increased approximately $3,600 or 7.3% primarily as a result of increases in legal and professional expense and equipment and computer leases expenses, partially offset by a decrease in state tax payments.

For the nine-month periods ended September 30, 2008, and 2007, total revenues increased 1.5% from $2,037,941 to $2,069,347 and total expenses decreased 8.1% from $1,564,523 to $1,438,212. As a result, net income increased 33.3% from $473,418 for the nine-month period ended September 30, 2007, to $631,135 for the same period in 2008. Rental revenues increased primarily as a result of higher unit rental rates and late fee charges. Occupancy levels for the Partnerships five mini-storage facilities averaged 78.3% for the nine-month period ended September 30, 2008, as compared to 80.5% for the same period in 2007. Operating expenses decreased approximately $142,900 or 10.5% primarily due to lower legal, travel and depreciation expenses partially offset by increases in advertising, real estate tax salaries and wages and power and sweeping expenses. General and administrative expenses increased approximately $16,600 or 8.0% as a result of an increase in legal and professional and equip-ment and computer lease expenses, partially offset by a decrease in incentive management fee expense.

After a thorough review of operating results, the General Partners determined that cash flow from operations of the Partnership's properties were not sufficient to fund distributions at the previous annual rate of 8%. There-fore, distributions were reduced to an annual rate of 6% beginning with the October 15, 2007 distribution. This is a decrease of 1/2 of 1% from the previous quarterly rate.

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


	    /s/ ROBERT J. CONWAY
	By_____________________________
	Dated: November 14, 2008

	ROBERT J. CONWAY, President,
	Chief Executive Officer, Chief
	Financial Officer, and Director


	   /s/ JOSEPH W. CONWAY
	By_____________________________
	Dated: November 14, 2008

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



    Date:  November 14, 2008



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



    Date:  November 14, 2008



           /s/ RICHARD P. CONWAY
	By_____________________________
	RICHARD P. CONWAY, SR. VICE PRESIDENT
	(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



                       EXHIBIT 32.1
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, Chief Executive Officer of the Corporate General Partner, certify,pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



                                          /s/ ROBERT J. CONWAY
	                               By_____________________________
	                               ROBERT J. CONWAY,
                                       Chief Executive Officer
                                       November 14, 2008




                       EXHIBIT 32.2
                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of the Corporate General Partner, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                          /s/ RICHARD P. CONWAY
	                               By_____________________________

                                       Richard P. Conway
                                       Senior Vice President
  				       (Principal Financial and Accounting Officer)
                                       November 14, 2008