Form 10-K
period 2008-12-31
DSI REALTY INCOME FUND X
filed 2009-04-14
CIK 792989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2008

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _______________

Commission File No. 0-15346.

DSI REALTY INCOME FUND X

a California Limited Partnership

California	33-0195079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6700 E. Pacific Coast Hwy., Long Beach, California 90803

(Address of principal executive offices)

Registrant’s telephone number, including area code (562) 493-8881

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interests

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ] No [X]

Indicate by check mark whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

PART I

ITEM l. BUSINESS

DSI Realty Income Fund X (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated December 16, 1985 and restated to April 15, 1986. The General Partners are DSI Properties, Inc., a California corporation and Robert J. Conway and Joseph W. Conway, brothers. The General Partners are affiliates of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold thirty-one thousand seven hundred eighty-three (31,783) units of limited partnership interests aggregating Fifteen Million Eight Hundred Ninety One Thousand Five Hundred Dollars ($15,891,500). The General Partners have retained a one percent (1%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future.

The Partnership is engaged in the business of investing in and operating mini-storage facilities with the primary objectives of generating, for its partners, cash flow, capital appreciation of its properties, and obtaining federal income tax deductions so that during the early years of operations, all or a portion of such distributable cash may not represent taxable income to its partners. Funds obtained by Registrant during the public offering period of its units were used to acquire mini-storage facilities. Registrant does not intend to sell additional limited partnership units. The term of the Partnership is fifty years, but it is anticipated that the Partnership will sell and/or refinance its properties prior to the termination of the Partnership. The Partnership is intended to be self-liquidating and it is not intended that proceeds from the sale or refinancing of its operating properties will be reinvested. Registrant has no full time employees but shares one or more employees with other limited partnerships sponsored by the General Partners.

The General Partners are vested with authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. An independent management company has been retained to provide day-to-day management services with respect to all of the Partnership's investment properties.

Please refer to the discussion appearing elsewhere herein under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations for a detailed analysis of the results of operations of the Partnership's properties.

The business in which the Partnership is engaged is highly competitive. Each of its mini-storage facilities is located in or near a major urban area, and accordingly, competes with a significant number of individuals and organizations with respect to both the purchase and sale of its properties and for rentals. Generally, the Partnership's business is not affected by the change in seasons.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership owns a fee interest in the following mini-storage facilities, none of which are subject to long-term indebtedness. Please refer to the discussion under “Business” for a discussion of the average occupancy rate for each property owned by the Partnership. The following table sets forth information regarding properties owned by the Partnership.

			2008			2007
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Crestwood, IL	2.96	Nov-87	49,322	9.69	79.8	49,332	9.64	79.8
Forestville, MD	4.18	Aug-88	55,263	10.96	72.1	55,263	11.29	74.6
Troy, MI	4.98	Jun-88	82,150	8.42	80.7	81,950	8.57	85.1
Warren, MI (Groesbeck)	4.76	Jan-88	57,185	8.49	77.5	57,365	8.46	81.9
Warren, MI (Ryan Rd.)	4.29	Sep-87	52,078	9.52	80.9	52,018	9.37	80.3

The Partnership is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Partnership is a limited partnership and thus has no common stock.  There is no established trading market for limited partnership interests in the Partnership and it is not anticipated that any such public market will develop.
The Limited Partnership Agreement effectively prevents the transfer of Limited Partnership Interests except under very limited circumstances.  In order to transfer a Limited Partnership Interest, a Limited Partner must obtain the consent of the General Partners of the Partnership, which have the absolute right to refuse any request for a transfer.  In addition, the proposed transferee must meet all applicable suitability standards and agree to be bound by the Limited Partnership Agreement.

Approximate Number of Security Holders

As of December 31, 2008, there were approximately 938 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $7.63 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2008 and $8.89 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2007. It is the Partnership expectation that distributions will continue to be paid in the future.

ITEM 6. SELECTED FINANCIAL DATA

Not Required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2008 COMPARED TO 2007

Total revenues decreased from $2,775,524 in 2007 to $2,755,954 in 2008, and total expenses decreased from $2,285,714 to $1,885,299, resulting in an increase in income from operations from $489,810 to $870,655. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership’s mini-storage facilities averaged 78.2% for the year 2008 as compared to 80.3% for 2007. The approximate $102,145 (9.7%) increase in operating expenses was due primarily to increases in advertising, and repairs and maintenance expenses. General and administrative expenses decreased approximately $34,900 (10.4%) primarily as a result of lower legal and professional expenses. The General Partners’ incentive management fee which is based on cash available for distribution, decreased as a result of the decrease in net cash provided by operating activities.

Operating expenses consist mainly of expenses such as yellow pages and other advertising, utilities, and maintenance, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased approximately $135,947 (11.3%) in 2008 compared to 2007 primarily due to a decrease in customer deposits and other liabilities.

Cash used in investing activities, consists of acquisition of property for the Partnership's mini storage facilities in 2008 and 2007. The Partnership has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2008 and 2007 and payments on capital lease obligations.

Current economic conditions may have a significant impact on the self storage industry and our investment portfolio. A recession, more government intervention and higher taxes could all have a detrimental affect on the future performance of all properties. With the current crisis in the housing and lending markets, very few people are moving. Also, high gasoline prices are affecting people’s discretionary income and their ability to afford storage.

The advantage the partnership has is that very few new facilities are being built. When the financial markets stabilize and the economy begins to grow, occupancies and income should rebound quickly.

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

LONG-TERM LIABILITIES, CONTRACTUAL OBLIGATIONS,

AND OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2008 was as follows:

	2008 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	679,906	672,580	716,861	686,607
Net income	187,891	200,991	242,253	239,520
Net income per limited partnership unit
	$5.85	$6.26	$7.55	$7.46
Weighted average number of limited partnership units outstanding

	31,783	31,783	31,783	31,783

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND X

(A California Real Estate Limited Partnership)

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS: Page

Report of Independent Registered Public Accounting Firm F-1

Balance Sheet as of December 31, 2008 and 2007 F-2

Statements of Income for the Years Ended December 31, 2008 and 2007 F-3

Statements of Changes in Partners' Equity (Deficit) for

the Years Ended December 31, 2008 and 2007 F-4

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 F-5

Notes to Financial Statements F-6

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2008 F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

No response required

ITEM 9A (T). CONTROLS AND PROCEDURES

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the officers of DSI Properties, Inc., a General Partner of the Partnership, as well as Robert J. Conway and Joseph W. Conway. The General Partners have principal responsibility for the Partnership’s affairs.

DSI Properties, Inc.

Robert J. Conway, 74, has been President, Chief Financial Officer and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Conway, 79, has been Vice President, Treasurer and member of the Board of Directors of DSI Properties, Inc. since 1973. He has also been Executive Vice President, Treasurer and a member of the Board of Directors of Diversified Securities, Inc. since 1965. Mr. Conway received a Bachelor of Arts Degree from Loras College with a major in Accounting.

Joseph W. Stok, 85, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

As the Partnership has no directors or executive officers, it has no audit, nominating or other committees.

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2008 or 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2008 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class
Limited Partnership Interest	Robert J. Conway	1,346 - Direct	4.2
Limited Partnership Interest	Joseph W. Conway	97 - Direct	Less than 1%

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2008, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership has no employees and depends on the General Partners and their affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2008, an aggregate of $124,746 was allocated to the General Partners, and during 2007 an aggregate of $123,654 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage, of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancings of Partnership properties during 2008 or 2007, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2008 the Partnership paid the General Partners an incentive management fee of $88,195, and during 2007 the Partnership paid the General Partners an incentive management fee of $102,726.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2008 and 2007 the Partnership paid Dahn management fees of $137,764 and $136,831, respectively. Amounts payable to Dahn at December 31, 2008 and 2007, were $410,198 and $409,074, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Cacciamatta Accountancy Corporation for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2008 were $49,400 and for 2007 were $29,600.

Other Fees

The Partnership did not pay Cacciamatta Accountancy Corporation any Non-Audit-Related Fees, Tax Fees, or other fees during 2008 and 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

See Index to Financial Statements and Supplemental Schedule in Item 7.

(2) Financial Statement Schedules

See Index to Financial Statements and Supplemental Schedule in Item 7.

(3) Exhibits

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

Dated: April 14, 2009

ROBERT J. CONWAY, President

(Chief Executive Officer, Chief Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: April 14, 2009

JOSEPH W. CONWAY, (Executive

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

Dated: April 14, 2009

ROBERT J. CONWAY, President

(Chief Executive Officer, Chief Financial Officer, and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: April 14, 2009

JOSEPH W. CONWAY, (Executive Vice President and Director)

ITEM 15(1)

2008 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND X

Financial Statements for its fiscal year ended December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund X:

We have audited the accompanying balance sheets of DSI Realty Income Fund X, a California Limited Partnership (the "Partnership") as of December 31, 2008 and 2007 and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DSI Realty Income Fund X at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Cacciamatta Accountancy Corporation

Santa Ana, California

March 31, 2009

DSI REALTY INCOME FUND X

(A California Real Estate Limited Partnership)

BALANCE SHEET
DECEMBER 31	2008	2007
ASSETS
Cash and cash equivalents	$ 656,274	$ 615,871
Property, Net	2,096,342	2,293,855
Uncollected rental revenue	154,591	146,601
Prepaid advertising	50,422	54,497
Other assets	56,523	56,374
TOTAL	$ 3,014,152	$ 3,167,198

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners(Note 4)	$ 240,780	$ 240,780
Incentive management fee liability	369,129	280,934
Property management fee liability	410,198	409,074
Capital leases	0	39,942
Deferred income	40,875	53,686
Accrued expenses	21,925	44,784
Other liabilities	203,174	260,641
Total liabilities	1,286,082	1,329,841
PARTNERS' EQUITY (DEFICIT)(Note 4):
General partners	(124,746)	(123,654)
Limited partners	1,852,816	1,961,011
Total partners' equity	1,728,070	1,837,357
TOTAL	$ 3,014,152	$ 3,167,198

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X

(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
DECEMBER 31	2008	2007
REVENUES:
Self-storage rental income	$2,517,015	$2,550,354
Ancillary operating revenue	238,420	224,536
Interest and other income	519	634
Total	$2,755,954	$2,775,524
EXPENSES:
Depreciation	197,513	647,728
Operating	1,160,514	1,058,369
General and administrative	301,411	336,311
Interest	(99)	3,749
General partners' incentive management fee (Note 4)	88,195	102,726
Property management fee(Note 6)	137,764	136,831
Total expenses	1,885,299	2,285,714
NET INCOME	$ 870,655	$ 489,810

AGGREGATE NET INCOME ALLOCATED TO (Note 4):
Limited partners	$861,948	$484,912
General partners	8,707	4,898
TOTAL	$ 870,655	$ 489,810

Weighted average limited partnership Units outstanding	31,783	31,873

NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 27.12	$ 15.26

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X

(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General	Limited
	Partners	Partners	Total
BALANCE DECEMBER 31, 2006	$(117,138)	$2,606,072	$2,488,934

Net income allocation	4,898	484,912	489,810

Distributions	(11,414)	(1,129,973)	(1,141,387)

BALANCE DECEMBER 31, 2007	$(123,654)	$1,961,011	$1,837,357

Net income allocation	8,707	861,948	870,655

Distributions	(9,799)	(970,143)	(979,942)

BALANCE DECEMBER 31, 2008	$(124,746)	$1,852,816	$1,728,070

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X

(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$870,655	$489,810
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	197,513	647,728
Changes in assets and liabilities:
Other assets	(4,064)	(30,816)
Incentive management fee payable
to general partners	88,195	102,726
Property management fees payable	1,124	(263)
Customer deposits and other liabilities	(87,979)	(7,795)
Net cash provided by operating activities	1,065,443	1,201,390
CASH FLOWS FROM INVESTING ACTIVITIES -
Additions to property	-	(6,753)
CASH FLOWS FROM FINANCING ACTIVITIES -
Distributions to partners	(979,942)	(1,141,387)
Payments on capital
lease obligations	(45,099)	(39,191)
Net cash used in financing activities	(1,025,041)	(1,180,578)
NET INCREASE IN CASH AND
CASH EQUIVALENTS	40,403	14,059
CASH AND CASH EQUIVALENTS,
AT BEGINNING OF YEAR	615,871	601,812
CASH AND CASH EQUIVALENTS,
AT END OF YEAR	$ 656,274	$ 615,871
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION -
Cash paid for interest	$ (99)	$ 3,749
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distribution due partners
included in partners' equity	$ 240,780	$ 240,780

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X

(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

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

The Partnership owns five mini-storage facilities located in Ryan Road and Groesbeck Highway, Michigan; Crestwood, Illinois; Forestville, Maryland and Troy, Michigan. All facilities were purchased from

Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc. is a general partner (see Note 6).

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

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss. The net difference between the basis of the Partnership's assets and liabilities for federal income tax purposes and as reported for financial statement purposes for the year ended December 31, 2008 and 2007 is $244,397 and $219,261, respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2008 or 2007.

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

Recent Accounting Pronouncement - In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations," or SFAS No. 141R. SFAS No. 141R replaces SFAS No. 141, "Business Combinations." SFAS No. 141R establishes principles and requirements for how an acquiror recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired or a gain from a bargain purchase. SFAS No. 141R also determines disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of a fiscal year that begins on or after December 15, 2008 and has implications for acquisitions that occur prior to this date. The Partnership does not expect the adoption of SFAS No. 141R will have a material, if any, impact on its current financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements," or ARB 51, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders' equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Partnership does not expect the adoption of SFAS No. 160 will have a material, if any, impact on its financial position, results of operations and cash flows.

3. PROPERTY

The total cost of property and accumulated depreciation is as follows as of December 31:

	2008	2007
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	10,898,481	10,898,481
Rental trucks under capital leases	157,604	157,604
Total	13,132,712	13,132,712

Less accumulated depreciation	(11,036,370)	(10,838,857)

Property – net	$ 2,096,342	$ 2,293,855

Depreciation expense of $39,402 and $37,721 was recorded on the rental trucks under capital leases in 2008 and 2007.

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

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $137,764 and $136,831 for the years ended December 31, 2008 and 2007, respectively. Amounts payable to Dahn at December 31, 2008 and 2007, were $410,198 and $409,074, respectively.

In 2004, the Partnership entered into truck lease agreements with KMD Trucks, LLC ("KMD"). The president of Dahn, Brian Dahn, is also a member of KMD. The truck lease agreements expired as of December 31, 2008.

ITEM 15(2)

DSI REALTY INCOME FUND X

(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2008

Initial Cost				Gross Carrying Amount at December 31, 2008
Description	Acqui-sition Date	Land	Buildings and Improve-ments	Costs Subse-quent to Acqui-sition	Land	Buildings and Improve-ments	Total	Accumulated Depreciation

Ryan Rd, Warren, MI	02/87	$264,544	$1,715,183	$11,230	$264,544	$1,726,413	$1,990,957	(1,724,620)
Crestwood, IL	04/87	205,960	1,631,179	13,656	205,960	1,644,835	1,850,795	(1,641,842)
Groesbeck Hwy., Warren, MI	04/87	314,517	1,760,657	88,102	314,517	1,848,759	2,163,276	(1,844,072)
Forestville, MD	08/87	755,000	2,278,110	20,082	755,000	2,298,192	3,053,192	(2,297,058)
Troy, MI	06/88	536,606	3,152,736	227,546	536,606	3,380,282	3,916,888	(3,371,175)
		$2,076,627	$10,537,865	$360,616	$2,076,627	10,898,481	12,975,108	(10,878,767)

Notes:

  Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.

  There are no encumbrances.

EXHIBIT 13

2008 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND X

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2008, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2008 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2008 and 2007 were as follows:

			2008			2007
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Crestwood, IL	2.96	Nov-87	49,322	9.69	79.8	49,332	9.64	79.8
Forestville, MD	4.18	Aug-88	55,263	10.96	72.1	55,263	11.29	74.6
Troy, MI	4.98	Jun-88	82,150	8.42	80.7	81,950	8.57	85.1
Warren, MI (Groesbeck)	4.76	Jan-88	57,185	8.49	77.5	57,365	8.46	81.9
Warren, MI (Ryan Rd.)	4.29	Sep-87	52,078	9.52	80.9	52,018	9.37	80.3

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

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

c)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: April 14, 2009

/s/ ROBERT J. CONWAY _______________________________

Robert J. Conway

President of DSI Properties, Inc., General Partner (chief executive officer)

EXHIBIT 31.2
Rule 13a-14(a)/15d-14(a) Certification

I, Richard P. Conway, certify that:

1. I have reviewed this annual report on Form 10-K of DSI Realty Income Fund XI;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

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

c)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Date: April 14, 2009

/s/ RICHARD P. CONWAY

__________________________________

Richard P. Conway

Senior Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI REALTY INCOME FUND X (the "Partnership") on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

___________________________________

Robert J. Conway

President of DSI Properties, Inc., General Partner (chief executive officer)

April 14, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI REALTY INCOME FUND X (the "Partnership") on Form 10-K for the period ending December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY

__________________________________

Richard P. Conway

Senior Vice President of DSI Properties, Inc., General Partner (chief financial officer)

April 14, 2009