Form 10-Q
period 2009-03-31
DSI REALTY INCOME FUND X
filed 2009-05-20
CIK 792989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2009

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _______________

Commission File No. 33-5327.

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

The issuer is a limited partnership. All 31,783 limited partnership units originally sold for $500.00 per unit. There is no trading market for the limited partnership units.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	March 31, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 685,574	$ 656,274
Property Net	2,094,535	2,096,342
Uncollected Rental Revenue	67,642	154,591
Prepaid Advertising	37,817	50,422
Other Assets	58,845	56,523
TOTAL	$ 2,944,413	$ 3,014,152
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 240,780	$ 240,780
Incentive Management Fee Liability	390,799	369,129
Property Management Fee Liability	409,287	410,198
Deferred Income	53,609	40,875
Accrued Expenses	14,098	21,925
Other Liabilities	191,616	203,174
Total Liabilities	1,300,189	1,286,082
PARTNERS' EQUITY:
General Partners	(125,584)	(124,746)
Limited Partners	1,769,808	1,852,816
Total Partners' Equity	1,644,224	1,728,070
TOTAL	$ 2,944,413	$ 3,014,152
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	March 31, 2009	March 31, 2008
REVENUES:
Self-storage rental income	$ 529,981	$ 618,068
Ancillary operating revenue	59,429	61,700
Interest and other income	125	138
TOTAL	$ 589,535	$ 679,906
EXPENSES:
Depreciation	2,176	86,917
Operating	286,261	260,257
General and administrative	83,433	87,073
Interest	-	655
General partners' incentive management fee	21,670	21,453
Property management fee	34,120	35,660
TOTAL	427,660	492,015
NET INCOME:	$ 161,874	$ 187,891
AGGREGATE INCOME ALLOCATED TO:
General partners	1,619	1,879
Limited partners	160,256	186,012
TOTAL	$ 161,874	$ 187,891
Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 5.04	$ 5.85
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2008	$ (124,746)	$ 1,852,816	$ 1,728,070

Net Income Allocation	1,619	160,256	$ 161,874
Distributions	(2,457)	(243,263)	$ (245,720)

BALANCE AT MARCH 31, 2009	$ (125,584)	$ 1,769,808	$ 1,644,224
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 161,874	$ 187,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,176	86,917
Changes in assets and liabilities:
Other assets	97,232	35,385
Incentive management fee payable to General Partners	21,670	21,670
Property management fees payable	(911)	1,479
Customer deposits and other liabilities	(6,651)	(95,518)
Net cash provided by operating activities	275,390	237,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$ (370)	$ -
Net cash used in investing activities	(370)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (245,720)	$ (240,780)
Payments on capital lease obligations	-	(10,595)
Net cash used in financing activities	(245,720)	(251,375)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,300	$ (13,551)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	656,274	615,871
CASH AND CASH EQUIVALENTS AT END OF PERIOD	685,574	602,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ 655
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	240,780	240,780

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2009

1. GENERAL

DSI Realty Income Fund X (the "Partnership") has three general partners (DSI Properties, Inc., Robert J. Conway and Joseph W. Conway) and limited partners owning 31,783 limited partnership units. The Partnership was formed under the California Uniform Limited Partnership Act for the primary purpose of acquiring and operating real estate.

The Partnership has acquired mini-storage properties, two of which are located in Warren, Michigan; one in Crestwood, Illinois; one in Troy, Michigan; and one in Forestville, Maryland. The facilities were acquired from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership. Dahn is affiliated with other partnerships in which DSI Properties, Inc., Robert J. Conway and Joseph W. Conway are the general partners.

The accompanying interim financial statements have been prepared by the Company's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2009 is as follows:

	March 31, 2009	December 31, 2008
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	10,898,851	10,898,481
Rental trucks under capital leases	157,604	157,604
Total	13,133,082	13,132,712
Less accumulated depreciation	(11,038,547)	(11,036,370)
Property – net	$ 2,094,535	$ 2,096,342

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

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash distributions to limited partners in the fund.

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $34,120 and $35,660, for the three month period ended March 31, 2009 and March 31, 2008, respectively. Amounts payable to Dahn at March 31, 2009 and March 31, 2008, were $409,287 and $410,198, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended March 31, 2009 and 2008, revenues decreased 13.3% from $679,906 to $589,535, total expenses decreased 13.1% from $492,015 to $427,660, resulting in a decrease in net income of 13.8% from $187,891 for the three-month period ended March 31, 2008, to $161,874 for the same period in 2009. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 71.4% for the three-month period ended March 31, 2009, compared to 77.5% for the same period in 2008. The Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities. Operating expenses increased approximately $26,004 (10.0%) primarily due to increase in real estate tax expense, partially offset by a decrease in repair and maintenance expense. General and administrative expenses decreased approximately $3,640 (4.2%) primarily as a result of a decrease in legal and professional and office supplies expense.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

No response required.

ITEM 4T. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Registrant is not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

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

/s/ ROBERT J. CONWAY

By_____________________________

Dated: May 20, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: May 20, 2009

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 20, 2009

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

May 20, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 20, 2009