Form 10-Q
period 2009-06-30
DSI REALTY INCOME FUND X
filed 2009-08-14
CIK 792989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	June 30, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 736,077	$ 656,274
Property Net	2,092,358	2,096,342
Uncollected Rental Revenue	119,858	154,591
Prepaid Advertising	25,211	50,422
Prepaid Real Estate Tax	36,373	-
Other Assets	20,200	56,523
TOTAL	$ 3,030,077	$ 3,014,152
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 200,650	$ 240,780
Incentive Management Fee Liability	408,858	369,129
Property Management Fee Liability	408,309	410,198
Deferred Income	47,233	40,875
Accrued Expenses	13,290	21,925
Other Liabilities	275,639	203,174
Total Liabilities	$ 1,353,979	$ 1,286,082
PARTNERS' EQUITY:
General Partners	(125,265)	(124,746)
Limited Partners	1,801,363	1,852,816
Total Partners' Equity	$ 1,676,098	$ 1,728,070
TOTAL	$ 3,030,077	$ 3,014,152
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
REVENUES:
Self-storage rental income	$ 618,041	$ 613,793
Ancillary operating revenue	55,393	58,661
Interest and other income	127	126
TOTAL	$ 673,561	$ 672,580
EXPENSES:
Depreciation	2,176	41,719
Operating	321,355	301,605
General and administrative	62,399	72,423
Interest	-	1,735
General partners' incentive management fee	18,059	21,887
Property management fee	27,371	32,220
TOTAL	$ 431,360	$ 471,589
NET INCOME:	$ 242,202	$ 200,991
AGGREGATE INCOME ALLOCATED TO:
General partners	2,422	2,010
Limited partners	239,780	198,981
TOTAL	$ 242,202	$ 200,991
Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 7.54	$ 6.26
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
REVENUES:
Self-storage rental income	$ 1,148,022	$ 1,231,861
Ancillary operating revenue	114,822	120,361
Interest and other income	252	264
TOTAL	$ 1,263,096	$ 1,352,486
EXPENSES:
Depreciation	4,352	128,636
Operating	607,616	561,862
General and administrative	145,832	159,496
Interest	-	2,390
General partners' incentive management fee	39,729	43,340
Property management fee	61,491	67,880
TOTAL	$ 859,020	$ 963,604
NET INCOME:	$ 404,076	$ 388,882
AGGREGATE INCOME ALLOCATED TO:
General partners	4,041	3,889
Limited partners	400,035	384,993
TOTAL	$ 404,076	$ 388,882
Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 12.58	$ 12.11
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT JANUARY 1, 2009	$ (124,746)	$ 1,852,816	$ 1,728,070

Net Income Allocation	4,041	400,035	404,076
Distributions	(4,560)	(451,488)	(456,048)

BALANCE AT JUNE 30, 2009	$ (125,265)	$ 1,801,363	$ 1,676,098
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED) Six months ended		Six months ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 404,076	$ 388,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,352	128,636
Changes in assets and liabilities:
Other assets	59,893	46,930
Incentive management fee payable to General Partners	39,729	43,340
Property management fees payable	(1,889)	922
Customer deposits and other liabilities	30,058	12,682
Net cash provided by operating activities	536,219	621,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$ (368)	-
Net cash used in investing activities	(368)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (456,048)	$ (488,501)
Payments on capital lease obligations	-	(21,109)
Net cash used in financing activities	(456,048)	(508,610)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 79,803	$112,782
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	656,274	615,871
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 736,077	$ 728,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$ 2,390
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 200,650	$ 240,780

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2009

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", or FSP 107-1, which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107, "Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted. The adoption of FSP 107-1 did not have a material impact on the Partnership's financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Event, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material impact on the Partnership's financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Partnership's financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2009 were as follows:

	June 30, 2009	December 31, 2008
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	10,898,849	10,898,481
Rental trucks under capital leases	157,604	157,604
Total	13,133,080	13,132,712
Less accumulated depreciation	(11,040,722)	(11,036,370)
Property – net	$ 2,092,358	$ 2,096,342

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

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership. The fee is to be paid in an amount equal to 9% per annum of the cash distributions to limited partners in the fund and the payment of such fee is subordinated to a cumulative return to the limited partners of 8.1% of the offering proceeds.

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $27,371 and $32,220, for the three month periods ended June 30, 2009 and 2008, respectively. Amounts payable to Dahn at June 30, 2009 and December 31, 2008 were $408,309 and $410,198, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended June 30, 2009 and 2008, revenues increased slightly from $672,580 to $673,561 and total expenses decreased 8.5% from $471,589 to $431,360, resulting in an increase in net income of 20.5% from $200,991 to $242,202. Rental revenues increased primarily as a result of improved rental collections. Occupancy levels for the Partnership's mini-storage facilities averaged 72.8% for the three-month period ended June 30, 2009, compared to 77.5% for the same period in 2008. Operating expenses increased $19,750 or 6.5% primarily due to increases in repairs and maintenance expense and real estate taxes. General and administrative expenses decreased $10,024 or 13.8% primarily as a result of a decrease in legal and professional expenses and equipment lease expenses.

For the six-month periods ended June 30, 2009 and 2008, revenues decreased 6.6% from $1,352,486 to $1,263,096 and total expenses decreased 10.9% from $963,604 to $859,020, resulting in an increase in net income of 3.9% from $388,882 to $404,076. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 72.9% for the six-month period ended June 30, 2009, compared to 77.5% for the same period in 2008. Operating expenses increased $45,754 or 8.1% primarily due to increases in repairs and maintenance and real estate taxes, partially offset by decreases in miscellaneous advertising and truck insurance expenses. General and administrative expenses decreased $13,664 or 8.6% primarily as a result of a decrease in legal and professional expenses, office supplies expense and computer and equipment lease expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the reporting period that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Dated: August 14, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: August 14, 2009

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

August 14, 2009

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

August 14, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 14, 2009