Form 10-Q
period 2009-09-30
DSI REALTY INCOME FUND X
filed 2009-11-16
CIK 792989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	September 30, 2009	December 31, 2008 (Audited)
ASSETS:
Cash & Equivalents	$ 460,224	$ 656,274
Property Net	2,085,755	2,096,342
Uncollected Rental Revenue	139,733	154,591
Prepaid Advertising	12,605	50,422
Other Assets	56,373	56,523
TOTAL	$ 2,754,690	$ 3,014,152
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 200,650	$ 240,780
Incentive Management Fee Liability	358,858	369,129
Property Management Fee Liability	308,452	410,198
Deferred Income	39,994	40,875
Accrued Expenses	28,094	21,925
Other Liabilities	187,128	203,174
Total Liabilities	$ 1,123,176	$ 1,286,082
PARTNERS' EQUITY:
General Partners	(125,711)	(124,746)
Limited Partners	1,757,225	1,852,816
Total Partners' Equity	$ 1,631,514	$ 1,728,070
TOTAL	$ 2,754,690	$ 3,014,152
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
REVENUES:
Self-storage rental income	$ 576,586	$ 660,951
Ancillary operating revenue	59,786	55,783
Interest and other income	129	127
TOTAL	$ 636,501	$ 716,861
EXPENSES:
Depreciation	6,603	72,212
Operating	298,583	252,360
General and administrative	116,944	94,434
Interest	5,157	330
General partners' incentive management fee	18,059	21,453
Property management fee	30,781	33,819
TOTAL	$ 476,127	$ 474,608
NET INCOME:	$ 160,374	$ 242,253
AGGREGATE INCOME ALLOCATED TO:
General partners	1,604	2,423
Limited partners	158,770	239,830
TOTAL	$ 160,374	$ 242,253
Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 5.00	$ 7.55
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)
	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
REVENUES:
Self-storage rental income	$ 1,724,608	$ 1,892,812
Ancillary operating revenue	174,608	176,144
Interest and other income	381	391
TOTAL	$ 1,899,597	$ 2,069,347
EXPENSES:
Depreciation	10,955	200,848
Operating	906,197	814,222
General and administrative	262,776	253,930
Interest	5,157	2,720
General partners' incentive management fee	57,788	64,793
Property management fee	92,272	101,699
TOTAL	$ 1,335,145	$ 1,438,212
NET INCOME:	$ 564,452	$ 631,135
AGGREGATE INCOME ALLOCATED TO:
General partners	5,645	6,311
Limited partners	558,807	624,824
TOTAL	$ 564,452	$ 631,135
Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 17.58	$ 19.66
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2008	$ (124,746)	$ 1,852,816	$ 1,728,070

Net Income Allocation	5,645	558,807	564,452
Distributions	(6,610)	(654,398)	(661,008)

BALANCE AT SEPTEMBER 30, 2009	$(125,711)	$ 1,757,225	$ 1,631,514
The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED) Nine months ended		Nine months ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 564,452	$ 631,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,955	200,848
Changes in assets and liabilities:
Other assets	52,824	7,423
Incentive management fee payable to General Partners	(10,271)	65,011
Property management fees payable	(101,746)	335
Customer deposits and other liabilities	(50,888)	(67,670)
Net cash provided by operating activities	465,326	837,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$ (368)	$ (10,815)
Net cash used in investing activities	(368)	(10,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$ (661,008)	$ (729,281)
Payments on capital lease obligations	-	(31,030)
Net cash used in financing activities	(661,008)	(760,311)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ (196,050)	$ 65,956
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	656,274	615,871
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 460,224	$ 681,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 5,157	$ 2,720
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 200,650	$ 240,780

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS AS OF September 30, 2009

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

Recent Accounting Pronouncements

In April 2009, the FASB issued ASC 825-10 (formerly FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) ("ASC 825"), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS 107,  "Disclosures about Fair Value of Financial Instruments," be included in interim financial statements.  This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an iterim and annual basis and to highlight any changes from prior periods.  FSP 107-1 was effective for interim periods ending after June 15, 2009, with early adoption permitted.  The adoption of FSP 107-1 did not have a material impact on the Partnership's consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly Statement No. 165, Subsequent Events) ("ASC 855"). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In accordance with this Statement, entities should apply the requirements to interim or annual financial periods ending after
June 15, 2009.  The adoption of this statement did not have a material impact on the Partnership's consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff.  The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  There-
fore, starting from the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Partnership's financial statements.

As a result of the Partnership's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value."  ASU 2009-05 amends
Subtopic 820-10, "Fair Value Measurements and Disclosures - Overall," and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Partnership does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2009 were as follows:

	September 30, 2009	December 31, 2008
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	10,898,849	10,898,481
Rental trucks under capital leases	157,604	157,604
Total	13,133,080	13,132,712
Less accumulated depreciation	(11,047,325)	(11,036,370)
Property – net	$ 2,085,755	$ 2,096,342

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $30,781 and $33,819, for the three month periods ended September 30, 2009 and 2008, respectively. Amounts payable to Dahn at September 30, 2009 and December 31, 2008 were $308,452 and $410,198, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

For the three-month periods ended September 30, 2009 and 2008, revenues decreased 11.2% to $636,501 from $716,861and total expenses increased 0.3% to $476,127 from $474,608, resulting in a decrease in net income of 33.8% to $160,374 from $242,253. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.9% for the three-month period ended September 30, 2009, compared to 79.5% for the same period in 2008. Operating expenses increased $46,223 or 18.3% primarily due to increases in advertising, repair and maintenance and truck lease expenses partially offset by a decrease in real estate tax and salary and wages expenses. General and administrative expenses increased $22,510 or 23.8% primarily as a result of an increase in legal and professional and office supply expenses.

For the nine-month periods ended September 30, 2009 and 2008, revenues decreased 8.2% to $1,899,597 from $2,069,347 and total expenses decreased 7.2% to $1,335,147 from $1,438,212, resulting in a decrease in net income of 10.6% to $564,450 from $631,135. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 73.9% for the nine-month period ended September 30, 2009, compared to 78.3% for the same period in 2008. Operating expenses increased $91,977 or 11.3% primarily due to increases in advertising, repairs and maintenance, real estate taxes, truck lease and states tax expenses partially offset by a decrease in salary and wages and truck insurance expenses. General and administrative expenses increased $8,846 or 3.5% primarily as a result of an increase in legal and professional, office supplies and bank account maintenance expenses.

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

Dated: November 16, 2009

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: November 16, 2009

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

November 16, 2009

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

November 16, 2009

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 16, 2009

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 16, 2009