Form 10-Q
period 2010-06-30
DSI REALTY INCOME FUND X
filed 2010-08-16
CIK 792989

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	June 30, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 494,334	$ 508,792
Property Net	2,082,148	2,085,339
Uncollected Rental Revenue	144,116	131,559
Prepaid Advertising	6,492	11,542
Other Assets	56,624	56,624
TOTAL	$ 2,783,714	$ 2,793,856
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 200,650	$ 200,650
Incentive Management Fee Liability	340,800	340,800
Property Management Fee Liability	311,468	311,971
Deferred Income	43,301	42,974
Accrued Expenses	23,959	14,633
Other Liabilities	246,598	208,094
Total Liabilities	$ 1,166,776	$1,119,122
PARTNERS' EQUITY:
General Partners	(125,858)	(125,280)
Limited Partners	1,742,796	1,800,014
Total Partners' Equity	$ 1,616,938	$ 1,674,734
TOTAL	$ 2,783,714	$ 2,793,856
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
REVENUES:
Self-storage rental income	$ 567,483	$ 618,041
Ancillary operating revenue	47,964	55,393
Interest and other income	64	127
TOTAL	$ 615,511	$ 673,561
EXPENSES:
Depreciation	1,252	2,176
Operating	322,337	321,355
General and administrative	47,484	62,399
General partners' incentive management fee	18,058	18,059
Property management fee	29,592	27,371
TOTAL	$ 418,723	$ 431,360
NET INCOME:	$ 196,788	$ 242,202
AGGREGATE INCOME ALLOCATED TO:
General partners	1,968	2,422
Limited partners	194,820	239,780
TOTAL	$ 196,788	$ 242,202
Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 6.13	$ 7.54
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
REVENUES:
Self-storage rental income	$ 1,129,846	$ 1,148,022
Ancillary operating revenue	101,834	114,822
Interest and other income	133	252
TOTAL	$ 1,231,813	$ 1,263,096
EXPENSES:
Depreciation	2,823	4,352
Operating	625,770	607,616
General and administrative	153,087	145,832
General partners' incentive management fee	36,116	39,729
Property management fee	60,178	61,491
TOTAL	$ 877,974	$ 859,020
NET INCOME:	$ 353,839	$ 404,076
AGGREGATE INCOME ALLOCATED TO:
General partners	3,538	4,041
Limited partners	350,301	400,035
TOTAL	$ 353,839	$ 404,076
Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 11.02	$ 12.58
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2009	$ (125,280)	$ 1,800,014	$ 1,674,734

Net Income Allocation	3,538	350,301	353,839
Distributions	(4,116)	(407,519)	(411,635)

BALANCE AT JUNE 30, 2010	$ (125,858)	$ 1,742,796	$ 1,616,938
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 353,839	$ 404,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,823	4,352
Changes in assets and liabilities:
Other assets	(7,507)	59,893
Incentive management fee payable to General Partners	0	39,729
Property management fees payable	(503)	(1,889)
Customer deposits and other liabilities	48,157	30,058
Net cash provided by operating activities	396,809	536,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$ 368	$(368)
Net cash used in investing activities	368	(368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$(411,635)	$(456,048)
Net cash used in financing activities	(411,635)	(456,048)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(14,458)	$ 79,803
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	508,792	656,274
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 494,334	$ 736,077

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 200,650	$ 200,650

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

 JUNE 30, 2010

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

 As a result of the Partnership's implementation of the Codification during the quarter ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2010, were as follows:

	June 30, 2010	December 31, 2009
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	10,902,732	10,903,101
Rental trucks under capital leases	157,604	157,604
Total	13,136,963	13,137,332
Less accumulated depreciation	(11,054,816)	(11,051,993)
Property – net	$ 2,082,148	$ 2,085,339

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $60,178 and $61,491, for the six month periods ended June 30, 2010 and 2009, respectively. Amounts payable to Dahn at June 30, 2010 and December 31, 2009 were $311,468 and $311,971, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2010, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended June 30, 2010 and 2009, revenues decreased 8.6% to $615,511 from $673,561 and total expenses decreased 2.9% to $418,723 from $431,360 resulting in a decrease in net income of 18.8% to $196,788 from $242,202. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.3% for the three-month period ended June 30, 2010, compared to 72.8% for the same period in 2009. Operating expenses remained relatively stable with an increase of $982 or 0.3% in all various expense accounts. General and administrative expenses decreased $14,915 or 23.9% primarily as a result of a decrease in office supplies and printing cost.

For the six-month periods ended June 30, 2010 and 2009, revenues decreased 2.5% to $1,231,813 from $1,263,096 and total expenses increased 2.2% to $877,974 from $859,020, resulting in a decrease in net income of 12.4% to $353,839 from $404,076. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.2% for the six-month period ended June 30, 2010, compared to 72.9% for the same period in 2009. Operating expenses increased $18,154 or 3.0% primarily due to increases in advertising, fire and liability insurance and truck maintenance expenses partially offset by decreases in merchandise for resale, salary and wages and state tax expenses. General and administrative expenses increased $7,255 or 5.0% primarily as a result of an increase in postage and administration expenses partially offset by a decrease in office supplies and other taxes and licenses.

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

Dated: August 16, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: August 16, 2010

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

August 16, 2010

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

August 16, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 16, 2010