Form 10-Q
period 2010-09-30
DSI REALTY INCOME FUND X
filed 2010-11-15
CIK 792989

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	September 30, 2010	December 31, 2009 (Audited)
ASSETS:
Cash & Equivalents	$ 411,810	$ 508,792
Property Net	2,109,750	2,085,339
Uncollected Rental Revenue	155,935	131,559
Prepaid Advertising	8,618	11,542
Other Assets	56,624	56,624
TOTAL	$ 2,742,737	$ 2,793,856
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 200,650	$ 200,650
Incentive Management Fee Liability	340,800	340,800
Property Management Fee Liability	311,678	311,971
Deferred Income	37,979	42,974
Accrued Expenses	13,217	14,633
Other Liabilities	182,436	208,094
Total Liabilities	$ 1,086,760	$1,119,122
PARTNERS' EQUITY:
General Partners	(125,468)	(125,280)
Limited Partners	1,781,445	1,800,014
Total Partners' Equity	$ 1,655,977	$ 1,674,734
TOTAL	$ 2,742,737	$ 2,793,856
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009
REVENUES:
Self-storage rental income	$ 537,480	$ 576,586
Ancillary operating revenue	54,298	59,786
Interest and other income	53	129
TOTAL	$ 591,831	$ 636,501
EXPENSES:
Depreciation	2,794	6,603
Operating	246,034	340,531
General and administrative	51,598	74,996
Interest	-	5,157
General partners' incentive management fee	18,058	18,059
Property management fee	30,978	30,781
TOTAL	$ 349,462	$ 476,127
NET INCOME:	$ 242,369	$ 160,374
AGGREGATE INCOME ALLOCATED TO:
General partners	2,424	1,604
Limited partners	239,945	158,770
TOTAL	$ 242,369	$ 160,374
Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 7.55	$ 5.00
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
REVENUES:
Self-storage rental income	$ 1,667,326	$ 1,724,608
Ancillary operating revenue	156,132	174,608
Interest and other income	186	381
TOTAL	$ 1,823,644	$ 1,899,597
EXPENSES:
Depreciation	5,617	10,955
Operating	871,804	948,146
General and administrative	204,685	220,827
Interest	0	5,157
General partners' incentive management fee	54,174	57,788
Property management fee	91,156	92,272
TOTAL	$ 1,227,436	$ 1,335,145
NET INCOME:	$ 596,208	$ 564,452
AGGREGATE INCOME ALLOCATED TO:
General partners	5,962	5,645
Limited partners	590,246	558,807
TOTAL	$ 596,208	$ 564,452
Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 18.57	$ 17.58
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2009	$ (125,280)	$ 1,800,014	$ 1,674,734

Net Income Allocation	5,962	590,246	596,208
Distributions	(6,150)	(608,815)	(614,965)

BALANCE AT SEPTEMBER 30, 2010	$ (125,468)	$ 1,781,445	$ 1,655,977
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 596,208	$ 564,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,617	10,955
Changes in assets and liabilities:
Other assets	(21,452)	52,824
Incentive management fee payable to General Partners	0	(10,271)
Property management fees payable	(293)	(101,746)
Customer deposits and other liabilities	(32,069)	(50,888)
Net cash provided by operating activities	548,011	465,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	$(30,028)	$(368)
Net cash used in investing activities	(30,028)	(368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	$(614,965)	$(661,008)
Net cash used in financing activities	(614,965)	(661,008)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	$(96,982)	$(196,050)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	508,792	656,274
CASH AND EQUIVALENTS AT END OF PERIOD	$ 411,810	$ 460,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	$ 5,157
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 200,650	$ 200,650

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

 September 30, 2010

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2009.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statements presentation. The reclassifications had no effect on net income or assets and liabilities.

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

 As a result of the Partnership's implementation of the Codification during the quarter ended September 30, 2010, previous references to new accounting standards and literature are no longer applicable.  In the current quarter financial statements, the Partnership will provide reference to both new and old guidance to assist in understanding the impact of recently adopted accounting literature, particularly for guidance adopted prior to the Codification.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2010, were as follows:

	September 30, 2010	December 31, 2009
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	10,933,129	10,903,101
Rental trucks under capital leases	157,604	157,604
Total	13,167,360	13,137,332
Less accumulated depreciation	(11,057,610)	(11,051,993)
Property – net	$ 2,109,750	$ 2,085,339

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $91,156 and $92,272, for the nine month periods ended September 30, 2010 and 2009, respectively. Amounts payable to Dahn at September 30, 2010 and December 31, 2009 were $311,678 and $311,971, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2010, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading.

Upon formation of the Partnership, the General Partners were DSI Properties, Inc., a California corporation, and Robert J. Conway and Joseph W. Conway - individually. For tax planning purposes and pursuant to the advise of their tax counsel, Robert J. Conway and Joseph W. Conway have formed limited liability corporations (RJC Capital Management, LLC and JWC Capital Management, LLC, respectively) and are transferring their general partner's partnership interests to their respective LLC's.

The Partnership submitted a proxy vote by the limited partners, to be completed on December 15, 2010, to amend paragraph 7.1 of the Limited Partnership Agreement to indicate that the General Partners of the Partnership are DSI Properties, Inc., a California corporation (no change) and RJC Capital Management, LLC and JWC Capital Management, LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

For the three-month periods ended September 30, 2010 and 2009, revenues decreased 7.0% to $591,831 from $636,501 and total expenses decreased 26.6% to $349,462 from $476,127 resulting in a increase in net income of 51.1% to $242,369 from $160,374. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 76.7% for the three-month period ended September 30, 2010, compared to 75.9% for the same period in 2009. Operating expenses decreased $94,497 or 27.7% primarily due to decreases in repair and maintenance, payroll expenses and state taxes. General and administrative expenses decreased $23,397 or 31.2% primarily as a result of a decrease in legal and professional and office supplies expenses.

For the nine-month periods ended September 30, 2010 and 2009, revenues decreased 4.0% to $1,823,644 from $1,899,597 and total expenses decreased 8.1% to $1,227,436 from $1,335,145 resulting in a increase in net income of 5.6% to $596,208 from $564,452. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 75.0% for the nine-month period ended September 30, 2010, compared to 73.9% for the same period in 2009. Operating expenses decreased $76,342 or 8.1% primarily due to decreases in repair and maintenance and salary and wages expenses partially offset by increases in advertising expenses. General and administrative expenses decreased $16,142 or 7.3% primarily as a result of a decrease in legal and professional and office supplies expenses.

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Dated: November 15, 2010

ROBERT J. CONWAY, President
(Chief Executive Officer, Chief
Financial Officer and Director)

/s/ JOSEPH W. CONWAY

By_____________________________

Dated: November 15, 2010

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

November 15, 2010

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

November 15, 2010

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2010

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 15, 2010