Form 10-Q
period 2011-03-31
DSI REALTY INCOME FUND X
filed 2011-05-16
CIK 792989

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS (UNAUDITED)	March 31, 2011	December 31, 2010 (Audited)
ASSETS:
Cash & Equivalents	$ 463,806	$ 484,880
Property Net	2,104,088	2,105,093
Uncollected Rental Revenue	147,563	175,275
Prepaid Advertising	3,972	0
Other Assets	56,625	56,625
TOTAL	$ 2,776,054	$ 2,821,873
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 200,650	$ 200,650
Incentive Management Fee Liability	352,838	340,800
Property Management Fee Liability	311,768	310,727
Deferred Income	21,002	32,545
Accrued Expenses	46,316	19,679
Other Liabilities	179,183	205,134
Total Liabilities	$ 1,111,757	$ 1,109,535
PARTNERS' EQUITY:
General Partners	(125,384)	(124,904)
Limited Partners	1,789,681	1,837,242
Total Partners' Equity	$ 1,664,297	$ 1,712,338
TOTAL	$ 2,776,054	$ 2,821,873
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME (UNAUDITED)	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
REVENUES:
Self-storage rental income	$ 536,972	$ 562,363
Ancillary operating revenue	51,679	53,870
Interest and other income	38	69
TOTAL	$ 588,689	$ 616,302
EXPENSES:
Depreciation	1,005	1,571
Operating	283,251	303,433
General and administrative	99,656	105,603
General partners' incentive management fee	18,058	18,058
Property management fee	31,429	30,586
TOTAL	$ 433,399	$ 459,251
NET INCOME:	$ 155,290	$ 157,051
AGGREGATE INCOME ALLOCATED TO:
General partners	1,553	1,571
Limited partners	153,737	155,480
TOTAL	$ 155,290	$ 157,051
Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME PER LIMITED PARTNERSHIP UNIT	$ 4.84	$ 4.89
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
	General Partners	Limited Partners	Total
BALANCE AT DECEMBER 31, 2010 (Audited)	$ (124,904)	$ 1,837,242	$ 1,712,338

Net Income Allocation	1,553	153,737	155,290
Distributions	(2,033)	(201,298)	(203,331)

BALANCE AT MARCH 31, 2011	$ (125,384)	$ 1,789,681	$ 1,664,297
The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 155,290	$ 157,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,005	1,571
Changes in assets and liabilities:
Other assets	23,740	7,712
Incentive management fee payable to General Partners	12,038	18,058
Property management fees payable	1,041	(446)
Customer deposits and other liabilities	(10,857)	(15,441)
Net cash provided by operating activities	182,257	168,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	$ 370
Net cash provided by investing activities	0	370

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(203,331)	(204,960)
Net cash used in financing activities	(203,331)	(204,960)

NET DECREASE IN CASH AND EQUIVALENTS	$(21,074)	$(36,085)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	484,880	508,792
CASH AND EQUIVALENTS AT END OF PERIOD	$ 463,806	$ 472,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	0	0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due to partners included in partners' equity	$ 200,650	$ 200,650

The accompanying notes are an integral part of these Unaudited Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

 March 31, 2011

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2010.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2011, were as follows:

	March 31, 2011	December 31, 2010
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	10,933,129	10,933,129
Rental trucks under capital leases	157,604	157,604
Total	13,167,360	13,167,360
Less accumulated depreciation	(11,063,272)	(11,062,267)
Property – net	$ 2,104,088	$ 2,105,093

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $31,429 and $30,586, for the three month periods ended March 31, 2011 and 2010, respectively. Amounts payable to Dahn at March 31, 2011 and December 31, 2010 were $311,768 and $310,727, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2011, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended March 31, 2011 and 2010, revenues decreased 4.5% to $588,689 from $616,302 and total expenses decreased 5.6% to $433,399 from $459,251 resulting in a decrease in net income of 1.1% to $155,290 from $157,051. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.7% for the three-month period ended March 31, 2011, compared to 74.1% for the same period in 2010. Operating expenses decreased $20,182 or 6.7% primarily due to a decrease in advertising, real estate taxes and Michigan State tax expenses, partially offset by an increase in personal property tax expenses. General and administrative expenses decreased $5,947 or 5.6% primarily as a result of a decrease in legal and professional and postage expenses, partially offset by an increase in office supplies expenses.

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

By: /s/ ROBERT J. CONWAY

Dated: May 16, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: May 16, 2011

JOSEPH W. CONWAY, Executive Vice President
(Director)

By: /s/ RICHARD P. CONWAY

Dated: May 16, 2011

                                                            RICHARD P. CONWAY, Senior Vice President
                                                            (Chief Financial Officer)

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

May 16, 2011

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

May 16, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 16, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 16, 2011