Form 10-Q
period 2011-06-30
DSI REALTY INCOME FUND X
filed 2011-08-23
CIK 792989

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited) (USD $)
	June 30, 2011	December 31, 2010 (Audited)

ASSETS:
Cash & Equivalents	$ 552,289	$ 484,880
Property Net	2,100,183	2,105,093
Uncollected Rental Revenue	98,974	175,275
Prepaid Advertising	3,972	0
Other Assets	56,625	56,625
TOTAL	$ 2,812,043	$ 2,821,873
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$ 200,650	$ 200,650
Incentive Management Fee Liability	351,357	340,800
Property Management Fee Liability	310,384	310,727
Deferred Income	43,192	32,545
Accrued Expenses	26,143	19,679
Other Liabilities	250,224	205,134
Total Liabilities	1,181,950	1,109,535
PARTNERS' EQUITY:
General Partners	(125,726)	(124,904)
Limited Partners	1,755,819	1,837,242
Total Partners' Equity	1,630,093	1,712,338
TOTAL	$ 2,812,043	$ 2,821,873

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited) (USD $)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES:
Self-storage rental income	$ 497,065	$ 567,483	$ 1,034,037	$ 1,129,846
Ancillary operating revenue	50,442	47,964	102,121	101,834
Interest and other income	38	64	76	133
TOTAL	547,545	615,511	1,136,234	1,231,813
EXPENSES:
Depreciation	3,905	1,252	4,910	2,823
Operating	263,414	322,337	546,665	625,770
General and administrative	65,622	47,484	165,278	153,087
General partners' incentive management fee	18,058	18,058	36,116	36,116
Property management fee	27,140	29,592	58,569	60,178
Total	378,139	418,723	811,538	877,974
NET INCOME	$ 169,406	$ 196,788	$ 324,696	$ 353,839

AGGREGATE INCOME ALLOCATED TO:
General partners	1,694	1,968	3,247	3,538
Limited partners	167,712	194,820	321,449	350,301
TOTAL	$ 169,406	$ 196,788	$ 324,696	$ 353,839

Weighted average limited partnership units outstanding	31,783	31,783	31,783	31,783
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 5.28	$ 6.13	$ 10.11	$ 11.02

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited) (USD $)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2010	$ (124,904)	$ 1,837,742	$ 1,712,338
Net Income Allocation	3,247	321,449	324,696
Distributions	(4,069)	(402,872)	(406,941)
BALANCE, June 30, 2011	$ (125,726)	$ 1,755,819	$ 1,630,093

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited) (USD $)	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 324,696	$ 353,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,910	2,823
Changes in assets and liabilities:
Other assets	72,329	(7,507)
Incentive management fee payable to General Partners	10,557	0
Property management fees payable	(343)	(503)
Customer deposits and other liabilities	62,201	48,157
Net cash provided by operating activities	474,350	396,809
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	368
Net cash used in investing activities	0	368
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(406,941)	(411,635)
Net cash used in financing activities	(406,941)	(411,635)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,409	(14,458)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	484,880	508,792
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 552,289	$ 494,334
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ 0	$ 0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$ 200,650	$ 200,650

The accompanying notes are an integral part of these Unaudited Financial Statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2011

1. GENERAL

DSI Realty Income Fund X (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated December 16, 1985 and restated to April 15, 1986. The General Partners are DSI Properties, Inc., a California corporation and RJC Capital Management, LLC and JWC Capital Management, LLC. The two LLCs are those of Robert J. Conway and Joseph W. Conway, two of the initial General Partners of Registrant. DSI Properties, Inc. is an affiliate of Diversified Securities, Inc., a wholly-owned subsidiary of DSI Financial, Inc. The General Partners provide similar services to other partnerships. Through its public offering of Limited Partnership Units, Registrant sold thirty-one thousand seven hundred eighty-three (31,783) units of limited partnership interests aggregating Fifteen Million Eight Hundred Ninety One Thousand Five Hundred Dollars ($15,891,500). The General Partners have retained a one percent (1%) interest in all profits, losses and distributions (subject to certain conditions) without making any capital contribution to the Partnership. The General Partners are not required to make any capital contributions to the Partnership in the future.

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

Fair Value of Financial Instruments

ASC 825-10 (formerly SFAS 107, “Disclosures about Fair Value of Financial Instruments”) defines financial instruments and requires disclosure of the fair value of financial instruments held by the Partnership. The Partnership considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statements presentation. The reclassifications had no effect on net income or assets and liabilities.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income (loss) as part of the statement of shareholders’ equity. Instead, the Partnership must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) which contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. This guidance will be effective for the Partnership beginning in fiscal 2012. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires a change in the format of presentation.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Partnership does not expect the adoption of the standard update to have a significant impact on its financial position or results of operations.

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011	December 31, 2010
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	10,933,129	10,933,129
Rental trucks under capital leases	157,604	157,604
Total	13,167,360	13,167,360
Less accumulated depreciation	(11,067,177)	(11,062,267)
Property – net The accompanying notes are an integral part of these Unaudited Financial Statements.	$ 2,100,183	$ 2,105,093

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $58,569 and $60,178, for the six month periods ended June 30, 2011 and 2010, respectively. Amounts payable to Dahn at June 30, 2011 and December 31, 2010 were $310,384 and $310,727, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2011, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended June 30, 2011 and 2010, revenues decreased 11.1% to $547,545 from $615,511 and total expenses decreased 9.7% to $378,139 from $418,723 resulting in a decrease in net income of 14.0% to $169,406 from $196,788. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.1% for the three-month period ended June 30, 2011, compared to 74.3% for the same period in 2010. Operating expenses decreased $58,923 or 18.3% primarily due to decreases in advertising, telephone, repair and maintenance and personal property tax expenses partially offset by increases in real estate tax expenses. General and administrative expenses increased $18,138 or 38.1% primarily as a result of an increase in legal and professional, postage and a reclassification of Michigan State taxes from general and administration to operational expenses in quarter one of this year.

For the six-month periods ended June 30, 2011 and 2010, revenues decreased 7.8% to $1,136,234 from $1,231,813 and total expenses decreased 7.6% to $811,538 from $877,974, resulting in a decrease in net income of 8.3% to $324,696 from $353,839. Rental revenues decreased primarily as a result of lower occupancy and unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 69.9% for the six-month period ended June 30, 2011, compared to 74.2% for the same period in 2010. Operating expenses decreased $79,105 or 12.7% primarily due to decreases advertising, telephone, repairs and maintenance and a reclassification of Michigan State taxes from general and administration expenses to operating expenses partially offset by increases in merchandise for resale and salary and wages expenses. General and administrative expenses increased $12,191 or 7.9% primarily as a result of an increase in legal and professional, office supplies and administration expenses partially offset by decreases in petty cash and postage expenses

The General Partners plan to continue their policy of funding the continuing improvement and maintenance of Partnership properties with cash generated from operations. In addition, the Partnership is continuing its marketing efforts to attract and keep new tenants in its various mini-storage facilities.

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

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited consolidated financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 22, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ JOSEPH W. CONWAY

Dated: August 22, 2011

JOSEPH W. CONWAY, Executive Vice President
(Director)

By: /s/ RICHARD P. CONWAY

Dated: August 22, 2011

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
August 22, 2011

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
August 22, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 22, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Senior Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 22, 2011