Form 10-Q
period 2011-09-30
DSI REALTY INCOME FUND X
filed 2011-11-14
CIK 792989

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	September 30, 2011	December 31, 2010 (Audited)

ASSETS:
Cash & Equivalents	$365,237	$484,880
Property Net	2,183,115	2,105,093
Uncollected Rental Revenue	95,149	175,275
Prepaid Advertising	3,972	—
Other Assets	68,623	56,625
TOTAL	$2,716,096	$2,821,873
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$200,650	$200,650
Incentive Management Fee Liability	322,840	340,800
Property Management Fee Liability	312,497	310,727
Deferred Income	39,644	32,545
Accrued Expenses	24,969	19,679
Other Liabilities	193,382	205,134
Total Liabilities	1,093,982	1,109,535
PARTNERS' EQUITY:
General Partners	(125,806)	(124,904)
Limited Partners	1,747,920	1,837,242
Total Partners' Equity	1,622,114	1,712,338
TOTAL	$2,716,096	$2,821,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES:
Self-storage rental income	$564,162	$537,480	$1,598,199	$1,667,326
Ancillary operating revenue	57,898	54,298	160,019	156,132
Interest and other income	38	53	114	186
TOTAL	622,098	591,831	1,758,332	1,823,644
EXPENSES:
Depreciation	7,082	2,794	11,992	5,617
Operating	299,688	246,034	846,353	871,804
General and administrative	71,712	51,598	236,990	204,685
General partners' incentive management fee	18,060	18,058	54,176	54,174
Property management fee	28,099	30,978	86,668	91,156
Total	424,641	349,462	1,236,179	1,227,436
NET INCOME	$197,457	$242,369	$522,153	$596,208

AGGREGATE INCOME ALLOCATED TO:
General partners	$1,975	$2,424	$5,222	$5,962
Limited partners	195,482	239,945	516,931	590,246
TOTAL	$197,457	$242,369	$522,153	$596,208

Weighted average limited partnership units outstanding	31,783	31,783	31,783	31,783
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.15	$ 7.55	$ 16.26	$ 18.57

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2010	$(124,904)	$1,837,242	$1,712,338
Net Income Allocation	5,222	516,931	522,153
Distributions	(6,124)	(606,253)	(612,377)
BALANCE, September 30, 2011	$(125,806)	$1,747,920	$1,622,114

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$522,153	$596,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,992	5,617
Changes in assets and liabilities:
Other assets	64,156	(21,452)
Incentive management fee payable to General Partners	(17,960)	—
Property management fees payable	1,770	(293)
Customer deposits and other liabilities	637	32,069
Net cash provided by operating activities	582,748	548,011
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(90,014)	(30,028)
Net cash used in investing activities	(90,014)	(30,028)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(612,377)	(614,965)
Net cash used in financing activities	(612,377)	(614,965)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(119,643)	(96,982)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	484,880	508,792
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$365,237	$411,810
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$200,650	$200,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2011

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	11,023,143	10,933,129
Rental trucks under capital leases	157,604	157,604
Total	13,257,374	13,167,360
Less accumulated depreciation	(11,074,259)	(11,062,267)
Property – net	$ 2,183,115	$ 2,105,093

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $86,668 and $91,156, for the nine month periods ended September 30, 2011 and 2010, respectively. Amounts payable to Dahn at September 30, 2011 and December 31, 2010 were $312,497 and $310,727, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,221. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2011 were $12,664.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2011, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

For the three-month periods ended September 30, 2011 and 2010, revenues increased 5.1% to $622,098 from $591,831 and total expenses increased 21.5% to $424,641 from $349,462 resulting in a decrease in net income of 18.5% to $197,457 from $242,369. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 73.1% for the three-month period ended September 30, 2011, compared to 76.7% for the same period in 2010. Operating expenses increased $53,654 or 21.8% primarily due to increases in repair and maintenance and truck maintenance expenses. General and administrative expenses increased $20,114 or 39.0% primarily as a result of an increase in legal and professional and postage expenses.

For the nine-month periods ended September 30, 2011 and 2010, revenues decreased 3.6% to $1,758,332 from $1,823,644 and total expenses increased 0.7% to $1,236,179 from $1,227,436 resulting in a decrease in net income of 12.4% to $522,153 from $596,208. Rental revenues decreased primarily as a result of lower occupancy levels. Occupancy levels for the Partnership's mini-storage facilities averaged 71.0% for the nine-month period ended September 30, 2011, compared to 75.0% for the same period in 2010. Operating expenses decreased $25,451 or 2.9% primarily due to decreases advertising, telephone, health insurance and Michigan State taxes partially offset by increases in repair and maintenance and salary and wages expenses. General and administrative expenses increased $32,305 or 15.8% primarily as a result of an increase in legal and professional, office supplies and administration expenses partially offset by decreases in petty cash and postage expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: November 14, 2011

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: November 14, 2011

RICHARD P. CONWAY, Executive Vice President
(Chief Financial Officer and Director)

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
November 14, 2011

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

/s/ RICHARD P. CONWAY

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)
November 14, 2011

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2011

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ RICHARD P. CONWAY

Richard P. Conway
Executive Vice President of DSI Properties, Inc.,
General Partner (chief financial officer)
November 14, 2011