Form 10-Q
period 2012-06-30
DSI REALTY INCOME FUND X
filed 2012-08-20
CIK 792989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	June 30, 2012	December 31, 2011 (Audited)

ASSETS:
Cash & Equivalents	$530,744	$447,664
Property Net	2,149,957	2,175,429
Uncollected Rental Revenue	151,531	136,121
Prepaid Advertising	6,205	-
Other Assets	56,624	56,625
TOTAL	$2,895,061	2,815,839
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$200,650	$200,650
Incentive Management Fee Liability	322,838	328,859
Property Management Fee Liability	312,424	312,906
Deferred Income	45,721	40,717
Accrued Expenses	29,596	18,234
Other Liabilities	272,344	218,799
Total Liabilities	1,183,573	1,120,165
PARTNERS' EQUITY:
General Partners	(124,912)	(125,070)
Limited Partners	1,836,400	1,820,744
Total Partners' Equity	1,711,488	1,695,674
TOTAL	$2,895,061	$2,815,839

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	June 30, 2012	June 30, 2011

REVENUES:
Self-storage rental income	$581,571	$497,065
Ancillary operating revenue	49,657	50,442
Interest and other income	0	38
TOTAL	631,228	547,545
EXPENSES:
Depreciation	6,554	3,905
Operating	239,217	263,414
General and administrative	84,957	65,622
General partners' incentive management fee	18,058	18,058
Property management fee	30,172	27,140
Total	378,958	378,139
NET INCOME	$252,270	$169,406

AGGREGATE INCOME ALLOCATED TO:
General partners	$2,523	$1,694
Limited partners	249,747	167,712
TOTAL	$252,270	$169,406

Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$7.86	$5.28

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Six Months Ended
	June 30, 2012	June 30, 2011

REVENUES:
Self-storage rental income	$1,121,618	$1,034,037
Ancillary operating revenue	109,213	102,121
Interest and other income	5	76
TOTAL	1,230,836	1,136,234
EXPENSES:
Depreciation	25,472	4,910
Operating	511,423	546,665
General and administrative	166,250	165,278
General partners' incentive management fee	36,116	36,116
Property management fee	61,867	58,569
Total	801,128	811,538
NET INCOME	$429,708	$324,696

AGGREGATE INCOME ALLOCATED TO:
General partners	$4,297	$3,247
Limited partners	425,411	321,449
TOTAL	$429,708	$324,696

Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$13.38	$10.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2011	$(125,070)	$1,820,744	$1,695,674
Net Income Allocation	4,297	425,411	429,708
Distributions	(4,139)	(409,755)	(413,894)
BALANCE, June 30, 2012	$(124,912)	$1,836,400	$1,711,488

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$429,708	$324,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,472	4,910
Changes in assets and liabilities:
Other assets	(21,614)	72,329
Incentive management fee payable to General Partners	(6,021)	10,557
Property management fees payable	(482)	(343)
Customer deposits and other liabilities	69,911	62,201
Net cash provided by operating activities	496,974	474,350
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	0	0
Net cash used in investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(413,894)	(406,941)
Net cash used in financing activities	(413,894)	(406,941)
NET DECREASE IN CASH AND CASH EQUIVALENTS	83,080	67,409
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	447,664	484,880
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$530,744	$552,289
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$200,650	$200,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2012

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended June 30, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	11,011,156	11,011,156
Rental trucks under capital leases	157,604	157,604
Total	13,245,387	13,245,387
Less accumulated depreciation	(11,095,430)	(11,069,958)
Property – net	$ 2,149,957	$ 2,175,429

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $61,867 and $58,569, for the six month periods ended June 30, 2012 and 2011, respectively. Amounts payable to Dahn at March 31, 2012 and December 31, 2011 were $312,424 and $312,906, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,221. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2012 were $25,326.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2012, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended June 30, 2012 and 2011, revenues increased 15.3% to $631,228 from $547,545 and total expenses increased 0.2% to $378,958 from $378,139 resulting in an increase in net income of 48.9% to $252,270 from $169,406. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 72.6% for the three-month period ended June 30, 2012, compared to 70.1% for the same period in 2011. Operating expenses decreased $24,197 or 9.2% primarily due to decreases in promotional advertising, property taxes and real estate taxes; partially offset by an increase in telephone expense. General and administrative expenses increased $19,335 or 29.5% primarily as a result of an increase in legal and professional expenses.

For the six-month periods ended June 30, 2012 and 2011, revenues increased 8.3% to $1,230,836 from $1,136,234 and total expenses decreased 1.3% to $801,128 from $811,538 resulting in an increase in net income of 32.3% to $429,708 from $324,696. Rental revenues increased primarily as a result of increases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 71.9% for the six-month period ended June 30, 2012, compared to 69.9% for the same period in 2011. Operating expenses decreased $35,242 or 6.4% primarily due to decreases in property taxes, power sweeping/snow plowing and promotional advertising expenses; partially offset by increases in repair and maintenance and employee promotional expenses. General and administrative expenses increased $972 or 0.6% primarily as a result of an increase in administrative and legal and professional expenses; partially offset by decreases in credit card fees.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 20, 2012

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 20, 2012

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
August 20, 2012

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
August 20, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 20, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 20, 2012