Form 10-Q
period 2012-09-30
DSI REALTY INCOME FUND X
filed 2012-11-14
CIK 792989

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of September 30,	As of December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash & Equivalents	$387,961	$447,664
Property Net	2,143,333	2,175,429
Uncollected Rental Revenue	150,249	136,121
Prepaid Advertising	-	-
Other Assets	56,397	56,625
TOTAL ASSETS	$2,737,940	2,815,839
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to Partners	$200,650	$200,650
Incentive Management Fee Liability	334,879	328,859
Property Management Fee Liability	312,247	312,906
Deferred Income	42,667	40,717
Accrued Expenses	26,891	18,234
Other Liabilities	151,973	218,799
Total Liabilities	1,069,307	1,120,165
PARTNERS' EQUITY:
General Partners	(125,340)	(125,070)
Limited Partners	1,793,973	1,820,744
Total Partners' Equity	1,668,633	1,695,674
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$2,737,940	$2,815,839

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF INCOME
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

REVENUES
Self-storage rental income	$544,816	$564,162	$1,666,434	$1,598,199
Ancillary operating revenue	60,340	57,898	169,553	160,019
Interest and other income	-	38	5	114
TOTAL	605,156	622,098	1,835,992	1,758,332
EXPENSES
Depreciation	6,624	7,082	32,096	11,992
Operating	314,184	299,688	825,607	846,353
General and administrative	77,927	71,712	244,177	236,990
General partners' incentive management fee	18,060	18,060	54,176	54,176
Property management fee	30,566	28,099	92,433	86,668
Total	447,361	424,641	1,248,489	1,236,179
NET INCOME	$157,795	$197,457	$587,503	$522,153

AGGREGATE INCOME ALLOCATED TO:
General partners	$1,578	$1,975	$5,875	$5,222
Limited partners	156,217	195,482	581,628	516,931
TOTAL	$157,795	$197,457	$587,503	$522,153

Weighted average limited partnership units outstanding	31,783	31,783	31,783	31,783
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$4.92	$6.15	$18.30	$16.26

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

	General Partners	Limited Partners	Total

BALANCE, December 31, 2011	$(125,070)	$1,820,744	$1,695,674
Net Income Allocation	5,875	581,628	587,503
Distributions	(6,145)	(608,399)	(614,544)
BALANCE, September 30, 2012	$(125,340)	$1,793,973	$1,668,633

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$587,503	$522,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,095	11,992
Changes in assets and liabilities:
Other assets	(9,927)	64,156
Incentive management fee payable to General Partners	6,019	(17,960)
Property management fees payable	(659)	1,770
Customer deposits and other liabilities	(60,190)	637
Net cash provided by operating activities	554,841	582,748
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	-	$(90,014)
Net cash used in investing activities	-	$(90,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(614,544)	(612,377)
Net cash used in financing activities	(614,544)	(612,377)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(59,703)	(119,643)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	447,664	484,880
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$387,961	$365,237
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$200,650	$200,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2012

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended June 30, 2012 and 2011 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2012 and December 31, 2011, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This standard will be effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Partnership does not expect the adoption of the standard update to impact its financial position or results of operations, as it only requires additional disclosure in the Partnership’s financial statements.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	11,011,156	11,011,156
Rental trucks under capital leases	157,604	157,604
Total	13,245,387	13,245,387
Less accumulated depreciation	(11,102,054)	(11,069,958)
Property – net	$ 2,143,333	$ 2,175,429

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $92,433 and $86,668, for the nine month periods ended September 30, 2012 and 2011, respectively. Amounts payable to Dahn at September 30, 2012 and December 31, 2011 were $312,247 and $312,906, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,221. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2012 and 2011 were $37,989 and $12,664, respectively.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2012, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

For the three-month periods ended September 30, 2012 and 2011, revenues decreased 2.7% to $605,156 from $622,098 and total expenses increased 5.4% to $447,361 from $424,641 resulting in a decrease in net income of 20.1% to $157,795 from $197,457. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 74.3% for the three-month period ended September 30, 2012, compared to 73.1% for the same period in 2011. Operating expenses increased $14,496 or 4.8% primarily due to increases in advertising, insurance, and salaries and wages; partially offset by a decrease in repair and maintenance, and property tax expenses. General and administrative expenses increased $6,215 or 8.7% primarily as a result of an increase in legal and professional expenses.

For the nine-month periods ended September 30, 2012 and 2011, revenues increased 4.4% to $1,835,992 from $1,758,332 and total expenses increased 1.0% to $1,248,489 from $1,236,179 resulting in an increase in net income of 12.5% to $587,503 from $522,153. Rental revenues increased primarily as a result of increases in unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 72.7% for the nine-month period ended September 30, 2012, compared to 71.0% for the same period in 2011. Operating expenses decreased $20,746 or 2.5% primarily due to decreases in repair and maintenance, property taxes, power sweeping/snow plowing and truck maintenance expenses; partially offset by increases in telephone, and salary and wages expenses. General and administrative expenses increased $7,187 or 3.0% primarily as a result of an increase in administrative, and legal and professional expenses; partially offset by decreases in bank account maintenance and credit card fees.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101.INS XBRL Instance Document*
101.SCH XBRL Taxonomy Extension Schema Document*
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB XBRL Taxonomy Extension Label Linkbase Document*
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

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
Dated: November 14, 2012
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 14, 2012
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
November 14, 2012

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
November 14, 2012

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2012

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2012