Form 10-Q/A
period 2012-09-30
DSI REALTY INCOME FUND X
filed 2012-11-23
CIK 792989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2012

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _______________

Commission File No. 2-68926.

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

EXPLANATORY NOTE

The sole purpose of this amendment to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, originally filed by the Registrant with the Securities and Exchange Commission on August 20, 2012 (the “Original Form 10-Q”), is to furnish the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K, which are being furnished within 30 days of the filing of the Original Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

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
32.2 Section 1350 Certification: Principal Financial Officer*
101.INS XBRL Instance Document**
101.SCH XBRL Taxonomy Extension Schema Document**
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB XBRL Taxonomy Extension Label Linkbase Document**
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

*	Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

**	Furnished with this Amendment No. 1. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: November 21, 2012

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: November 21, 2012

RICHARD P. CONWAY, Executive Vice President
(Chief Financial Officer and Director)