Form 10-Q/A
period 2013-03-31
DSI REALTY INCOME FUND X
filed 2013-05-21
CIK 792989

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

This amendment includes the complete 10-Q as the original filing due to technical issues with the with the 10-Q filing which necessitated filing of the 12b-25 as form NT-10Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	March 31, 2013	December 31, 2012 (Audited)

ASSETS:
Cash & Equivalents	$ 382,958	$ 450,898
Property Net	2,167,018	2,150,534
Uncollected Rental Revenue	114,540	132,733
Prepaid Advertising	10,648	0
Other Assets	56,625	56,625
TOTAL	2,731,789	2,790,790
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to Partners	$200,650	$200,650
Incentive Management Fee Liability	323,974	305,915
Property Management Fee Liability	309,770	309,130
Deferred Income	42,174	44,268
Accrued Expenses	22,052	17,535
Other Liabilities	181,814	218,722
Total Liabilities	1,080,434	1,096,220
PARTNERS' EQUITY:
General Partners	(125,514)	(125,081)
Limited Partners	1,776,869	1,819,651
Total Partners' Equity	1,651,355	1,694,570
TOTAL	$ 2,731,789	$ 2,790,790

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	March 31, 2013	March 31, 2012

REVENUES:
Self-storage rental income	$ 528,605	$ 540,047
Ancillary operating revenue	52,309	59,556
Interest and other income	0	5
TOTAL	580,914	599,608
EXPENSES:
Depreciation	6,327	18,918
Operating	266,328	272,206
General and administrative	102,790	81,293
General partners' incentive management fee	18,058	18,058
Property management fee	29,976	31,695
Total	423,479	422,170
NET INCOME	$ 157,435	$ 177,438

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 1,574	$ 1,774
Limited partners	155,861	175,664
TOTAL	$ 157,435	$ 177,438

Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 4.90	$ 5.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2012	$(125,081)	$ 1,819,651	$ 1,694,570
Net Income Allocation	1,574	155,861	157,435
Distributions	(2,007)	(198,643)	(200,650)
BALANCE, March 31, 2013	$(125,514)	$ 1,776,869	$ 1,651,355

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 157,435	$ 177,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,327	18,918
Changes in assets and liabilities:
Other assets	7,545	34,598
Incentive management fee payable to General Partners	18,059	12,039
Property management fees payable	640	(111)
Customer deposits and other liabilities	(34,485)	(6,666)
Net cash provided by operating activities	155,521	236,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(22,811)	0
Net cash used in investing activities	(22,811)	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(200,650)	(203,043)
Net cash used in financing activities	(200,650)	(203,043)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(67,940)	33,173
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	450,898	447,664
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 382,958	$ 480,837
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$200,650	$200,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2013

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2012.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statements presentation. The reclassifications had no effect on net income or assets and liabilities.

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended March 31, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	11,033,967	11,011,156
Rental trucks under capital leases	157,604	157,604
Total	13,268,198	13,245,387
Less accumulated depreciation	(11,101,180)	(11,094,853)
Property – net	$ 2,167,018	$ 2,150,534

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $29,976 and $31,695, for the three month periods ended March 31, 2013 and 2012, respectively. Amounts payable to Dahn at March 31, 2013 and December 31, 2012 were $309,770 and $309,130, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,221. Tax fees paid to DSI Properties, Inc. for the nine month period ended March 31, 2013 were $12,663.

6. SUBSEQUENT EVENTS

Events subsequent to March 31, 2013, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended March 31, 2013 and 2012, revenues decreased 3.1% to $580,914 from $599,608 and total expenses increased 0.3% to $423,479 from $422,170 resulting in a decrease in net income of 11.3% to $157,435 from $177,438. Rental revenues decreased primarily as a result of lower unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 70.8% for the three-month period ended March 31, 2013, compared to 71.3% for the same period in 2012. Operating expenses decreased $5,878 or 2.2% primarily due to decreases in promotional advertising, real estate taxes and personal property taxes; partially offset by increases in repair and maintenance, salary and wages and payroll taxes. General and administrative expenses increased $21,497 or 26.4% primarily as a result of an increase in legal and professional and travel expenses; partially offset by decreases in bank account maintenance fees, postage and administration expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: May 20, 2013

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: May 20, 2013

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
May 20, 2013

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
May 20, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 20, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 20, 2013