Form 10-Q/A
period 2013-06-30
DSI REALTY INCOME FUND X
filed 2013-08-20
CIK 792989

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

EXPLANATORY NOTE

The sole purpose of this amendment to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, originally filed by CNS Response, Inc. (the “Registrant”) with the Securities and Exchange Commission on August 14, 2013 (the “Original Form 10-Q”), is to furnish the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K.

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
32.2 Section 1350 Certification: Principal Financial Officer*
101.INS XBRL Instance Document**
101.SCH XBRL Taxonomy Extension Schema Document**
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB XBRL Taxonomy Extension Label Linkbase Document**
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document**

*	Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

**	Furnished with this Amendment No. 1. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 20, 2013

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 20, 2013

RICHARD P. CONWAY, Executive Vice President
(Chief Financial Officer and Director)