Form 10-K/A
period 2012-12-31
DSI REALTY INCOME FUND X
filed 2013-10-23
CIK 792989

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

Large accelerated filer [ ] Accelerated filer [ ]  Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission on March 29, 2013 (the “Original Form 10-K”), is to amend Item 9A. CONTROLS AND PROCEDURES to reflect that the Partnership’s disclosure controls and procedures were not effective.

No other changes have been made to the Original Form 10-K and the Original Form 10-K has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of DSI Properties, Inc., its General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were not effective.

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
Dated: October 21, 2013
ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: October 21, 2013
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
Dated: October 21, 2013
ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: October 21, 2013
RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)