Form 10-Q
period 2013-09-30
DSI REALTY INCOME FUND X
filed 2013-11-14
CIK 792989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of September 30,	As of December 31,
	2013	2012
	(Unaudited)
ASSETS
Cash	$ 284,664	$ 450,898
Property Net	2,150,651	2,150,534
Uncollected Rental Revenue	138,108	132,733
Prepaid Advertising	12,665	-
Other Assets	56,625	56,625
TOTAL ASSETS	$ 2,642,713	$ 2,790,790
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to Partners	$200,650	$200,650
Incentive Management Fee Liability	323,975	305,915
Property Management Fee Liability-related party	309,067	309,130
Deferred Income	42,626	44,268
Accrued Expenses	16,822	17,535
Other Liabilities	138,271	218,722
Total Liabilities	1,031,411	1,096,220
PARTNERS' EQUITY
General Partners	(125,914)	(125,081)
Limited Partners	1,737,216	1,819,651
Total Partners' Equity	1,611,302	1,694,570
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,642,713	$ 2,790,790

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF INCOME
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

REVENUES
Self-storage rental income	$ 622,459	$ 544,816	$1,736,926	$1,666,434
Ancillary operating revenue	66,814	60,340	178,191	169,553
Interest and other income	-	-	-	5
TOTAL	689,273	605,156	1,915,117	1,835,992
EXPENSES
Depreciation	7,435	6,624	22,694	32,096
Operating	323,883	314,184	934,985	825,607
General and administrative	84,301	77,927	280,167	244,177
General partners' incentive management fee	18,060	18,060	54,180	54,176
Property management fee	34,083	30,566	94,808	92,433
Total	467,762	447,361	1,386,834	1,248,489
NET INCOME	$ 221,511	$ 157,795	$ 528,283	$ 587,503

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 2,215	$ 1,578	$ 5,283	$ 5,875
Limited partners	219,296	156,217	523,000	581,628
TOTAL	$ 221,511	$ 157,795	$ 528,283	$ 587,503

Weighted average limited partnership units outstanding	31,783	31,783	31,783	31,783
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 6.90	$ 4.92	$16.46	$18.30

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

	General Partners	Limited Partners	Total

BALANCE, December 31, 2012	$(125,081)	$1,819,651	$1,694,570
Net Income Allocation	5,283	523,000	528,283
Distributions	(6,116)	(605,435)	(611,551)
BALANCE, September 30, 2013	$(125,914)	$1,737,216	$1,611,302

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2013	2012

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 528,283	$ 587,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,694	32,095
Changes in assets and liabilities:
Other assets	(18,040)	(9,927)
Incentive management fee payable to General Partners	18,060	6,019
Property management fees payable	(63)	(659)
Customer deposits and other liabilities	(82,806)	(60,190)
Net cash provided by operating activities	468,128	554,841
INVESTING ACTIVITIES:
Additions to property	(22,811)	-
Net cash used in investing activities	$(22,811)	-
FINANCING ACTIVITIES:
Distributions to partners	(611,551)	(614,544)
Net cash used in financing activities	(611,551)	(614,544)
NET DECREASE IN CASH	(166,234)	(59,703)
CASH AT BEGINNING OF PERIOD	450,898	447,664
CASH AT END OF PERIOD	$ 284,664	$ 387,961
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$200,650	$200,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended September 30, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2013 and December 31, 2012, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	11,033,967	11,011,156
Rental trucks under capital leases	157,604	157,604
Total	13,268,198	13,245,387
Less accumulated depreciation	(11,117,547)	(11,094,853)
Property – net	$ 2,150,651	$ 2,150,534

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $94,808 and $92,433, for the nine month periods ended September 30, 2013 and 2012, respectively. Amounts payable to Dahn at September 30, 2013 and December 31, 2012 were $309,067 and $309,130, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,221. Tax fees paid to DSI Properties, Inc. for the nine month period ended September 30, 2013 and 2012 were $37,989.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2013, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Management found no subsequent events that should be disclosed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

For the three-month periods ended September 30, 2013 and 2012, revenues increased 13.9% to $689,273 from $605,156 and total expenses increased 4.6% to $467,762 from $447,361 resulting in an increase in net income of 40.4% to $221,511 from $157,795. Occupancy levels for the Partnership's mini-storage facilities averaged 84.4% for the three-month period ended September 30, 2013, compared to 74.3% for the same period in 2012. Operating expenses increased $9,699 or 3.1% primarily due to increases in advertising, insurance, and salaries and wages; partially offset by a decrease in repair and maintenance, and property tax expenses. General and administrative expenses increased $6,374 or 8.2% primarily as a result of an increase in legal and professional expenses.

For the nine-month periods ended September 30, 2013 and 2012, revenues increased 4.3% to $1,915,117 from $1,835,992 and total expenses increased 11.1% to $1,386,834 from $1,248,489 resulting in a decrease in net income of 10.1% to $528,283 from $587,503. Occupancy levels for the Partnership's mini-storage facilities averaged 77.8% for the nine-month period ended September 30, 2013, compared to 72.7% for the same period in 2012. Operating expenses increased $109,378 or 13.2% primarily due to increases in repair and maintenance, fire and liability insurance, salary and wages and payroll tax expenses; partially offset by decreases in advertising and real estate tax expenses. General and administrative expenses increased $35,990 or 14.7% primarily as a result of an increase in legal and professional and administration expenses expenses; partially offset by decreases in bank account maintenance expenses.

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
Dated: November 14, 2013
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: November 14, 2013
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
November 14, 2013

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
November 14, 2013

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2013

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2013