Form 10-K
period 2013-12-31
DSI REALTY INCOME FUND X
filed 2014-03-28
CIK 792989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

			2013			2012
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Crestwood, IL	2.96	Nov-87	49,322	9.48	83.2	49,322	8.68	76.0
Forestville, MD	4.18	Aug-88	54,923	10.62	81.3	55,263	9.00	67.2
Troy, MI	4.98	Jun-88	82,150	7.71	80.3	82,150	7.42	78.3
Warren, MI (Groesbeck)	4.76	Jan-88	57,335	7.74	72.8	57,375	7.55	64.9
Warren, MI (Ryan Rd.)	4.29	Sep-87	52,078	9.32	82.3	52,078	8.66	76.5

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

Approximate Number of Security Holders

As of December 31, 2013, there were approximately 954 holders of Limited Partnership Interests.

Distributions

Average cash distributions of $6.32 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2013 and $6.35 per Limited Partnership Unit were declared and paid each quarter for the year ended December 31, 2012. It is the Partnership's expectation that distributions will continue to be paid in the future.

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

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

Total revenues increased from $2,419,128 in 2012 to $2,613,449 in 2013, while total expenses increased from $1,605,041 to $1,899,905. As a result, net income from continuing operations decreased from $814,087 to $713,544. Rental revenues increased primarily as a result of increased occupancy rates. Occupancy levels for the Partnership’s mini-storage facilities averaged 80.0% for the year 2013 as compared to 72.6% for 2012. Operating expenses increased $227,072 (21.4%) primarily due to increases advertising, fire and liability insurance, repair and maintenance, salary and wages, and power sweep/snow plow expenses; partially offset by a decrease in real estate taxes expenses. General and administrative expenses increased $50,023 (15.3%) primarily as a result of increases in legal and professional expenses; partially offset by decreases in office supplies expenses. The General Partners’ incentive management fee, which is based on cash available for distribution, decreased slightly as a result of the decrease in net cash provided by operating activities.

Operating expenses consist mainly of expenses such as promotional advertising, yellow pages and other forms of advertising, utilities, repair and maintenance, fire and liability insurance, power sweep/snow plow, real estate taxes, salaries and wages and their related expenses. General and administrative expenses consist mainly of expenses such as legal and professional, office supplies, accounting services and computer expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased $59,169 (7.2%) to $759,256 in 2013 compared to $818,425 in 2012 primarily due a reduced decline in customer deposits and other liabilities from prior year.

Cash used in investing activities, consists of acquisition of property or capital improvements to the Partnership's mini storage facilities. There were no significant investing activities in either 2013 or 2012. The Partnership currently has no material commitments for capital expenditures.

Cash used in financing activities, as set forth in the statements of cash flows, has consisted solely of cash distributions to partners in 2013 and 2012.

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

LONG-TERM LIABILITIES AND CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2013 was as follows:

	2013 Quarter Ended:
	March 31	June 30	September 30	December 31
Total revenues	580,914	644,930	689,273	698,332
Net income	157,435	149,337	221,511	185,261

Net income per limited partnership unit
	$ 4.90	$ 4.65	$ 6.90	$ 5.77
Weighted average number of limited partnership units outstanding

	31,783	31,783	31,783	31,783

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

FINANCIAL STATEMENTS:

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2013……………………….........................F-10

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

Internal Controls Over Financial Reporting

The Partnership's management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2013. In making this assessment, the Partnership's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on their assessment, the Partnership's management concluded that, as of December 31, 2013, the Partnership's internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

DSI Properties, Inc.

Robert J. Conway, 79, has been President and a member of the Board of Directors of DSI Properties, Inc. since 1973.He has also been President and a member of the Board of Directors of Diversified Securities, Inc., since 1965. Mr. Conway is also a licensed California real estate broker, and received a Bachelor of Science Degree from Marquette University with majors in Corporate Finance and Real Estate.

Joseph W. Stok, 91, has been a member of the Board of Directors of DSI Properties, Inc. since 1994, a Vice President of Diversified Securities, Inc. since 1973, and an Account Executive with Diversified Securities, Inc. since 1967.

Richard P. Conway, 46, was elected to the Board of Directors of DSI Properties, Inc. on September 30th of 2011. At the same time, he was also appointed as Executive Vice President of both DSI Properties, Inc. and Diversified Securities, Inc. He has been Chief Financial Officer of DSI Properties, Inc. since 2009 and an Account Executive with Diversified Securities, Inc. since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION

None of the directors or officers of the General Partners received any direct remuneration from the Partnership during the years ended December 31, 2013 or 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Partnership's limited partnership units as of December 31, 2013 by (i) each person known to beneficially own more than 5% of the Partnership's limited partnership units, and (ii) each officer of the General Partners of the Partnership.

Title of Class	Name of Beneficial Owner	Number of LP Units Beneficially Held (1)	Percent of Class (2)
Limited Partnership Interest	Robert J. Conway	994 - Direct	3.1
Limited Partnership Interest	Joseph W. Stok	136 - Direct	Less than 1%

(1) Unless otherwise indicated, the address for each listed director or officer is c/o 6700 E. Pacific Coast Hwy. #150, Long Beach, CA 90803. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security.

(2) As of December 31, 2013, no person owned more than 5% of the limited partnership units of record, nor was any person known by the Partnership to beneficially own more than 5% thereof.

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

Under the Agreement of Limited Partnership, the General Partners are allocated 1% of the net profits or losses from operations of the Partnership. During 2013, an aggregate of $7,135 was allocated to the General Partners, and during 2012 an aggregate of $8,152 was allocated to the General Partners. In addition, under the Limited Partnership Agreement the General Partners are entitled to receive a percentage, of any cash distribution from the sale, other disposition, or refinancing of properties of the Partnership, based on a formula set forth in the Limited Partnership Agreement. As there were no sales or refinancing of Partnership properties during 2013 or 2012, no such fees were paid during these periods.

In addition, the general partners are entitled to receive an incentive management fee for supervising the operations of the Partnership, equal to 9% per annum of the cash available for distribution on a cumulative basis, calculated as cash generated from operations less capital expenditures. During 2013 the General Partners earned an incentive management fee of $72,240, and during 2012 the General Partners earned an incentive management fee of $73,367.

All of the Partnership’s properties were purchased from Dahn Corporation ("Dahn"). Dahn is not affiliated with the Partnership, but is affiliated with other partnerships in which DSI Properties, Inc. is a general partner The Partnership has entered into management agreements with Dahn to operate its mini-storage facilities. Each agreement provides for a management fee equal to 5% of gross revenue from operations, defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreements are renewable annually. During 2013 and 2012 Dahn earned management fees of $130,350 and $118,434, respectively. Amounts payable to Dahn at December 31, 2013 and 2012, were $309,146 and $309,130, respectively.

None of the General Partner's directors is “independent” under the independence standards established by the Securities and Exchange Commission, as all directors are employed by a General Partner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Anton & Chia, LLP for the audit of the Partnership's annual financial statements and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for 2013 were $42,000 and for 2012 were $41,000.

Other Fees

The Partnership did not pay Anton & Chia, LLP any Non-Audit-Related Fees, Tax Fees, or other fees during 2013 and 2012.

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

Dated: March 27, 2014

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 27, 2014

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

Dated: March 27, 2014

ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: March 27, 2014

RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)

ITEM 15(1)

2013 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND X

Financial Statements for its fiscal year ended December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of DSI Realty Income Fund X:

We have audited the accompanying balance sheets of DSI Realty Income Fund X, a California Limited Partnership (the "Partnership") as of December 31, 2013 and 2012 and the related statements of income, changes in partners' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2013. Our audits also included the supplemental schedule listed in the Index at Item 15(2). These financial statements and the supplemental schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSI Realty Income Fund X at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Anton & Chia, LLP

Newport Beach, California

March 27, 2014

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

BALANCE SHEETS
AS OF DECEMBER 31	2013	2012
ASSETS
Cash	$ 375,142	$ 450,898
Property, net	2,141,470	2,150,534
Uncollected rental revenue	142,247	132,733
Prepaid advertising	-	-
Other assets	57,024	56,625
TOTAL ASSETS	$ 2,715,883	$ 2,790,790

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to partners (Note 4)	$ 200,650	$ 200,650
Incentive management fee liability	342,035	305,915
Property management fee liability	309,146	309,130
Deferred income	51,461	44,268
Accrued expenses	17,462	17,535
Other liabilities	199,216	218,722
Total liabilities	1,119,970	1,096,220
PARTNERS' EQUITY (DEFICIT) (Note 4)
General partners	(126,068)	(125,081)
Limited partners	1,721,981	1,819,651
Total partners' equity	1,595,913	1,694,570
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,715,883	$ 2,790,790

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31	2013	2012
REVENUES
Self-storage rental income	$ 2,367,872	$ 2,167,311
Ancillary operating revenue	245,577	251,812
Interest and other income	-	5
Total Revenues	$ 2,613,449	$ 2,419,128

EXPENSES
Depreciation	31,875	24,895
Operating	1,289,344	1,062,272
General and administrative	376,096	326,073
General partners' incentive management fee (Note 4)	72,240	73,367
Property management fee (Note 6)	130,350	118,434
Total Expenses	1,899,905	1,605,041

NET INCOME	$ 713,544	$ 814,087

AGGREGATE NET INCOME ALLOCATED TO (Note 4)
Limited partners	$ 706,409	$ 805,946
General partners	7,135	8,141
TOTAL	$ 713,544	$ 814,087

Weighted average limited partnership Units outstanding	31,783	31,873
NET INCOME PER LIMITED PARTNERSHIP UNIT (Notes 2 and 4)	$ 22.23	$ 25.36

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
	General Partners	Limited Partners	Total
BALANCE DECEMBER 31, 2011	$(125,070)	$1,820,744	$1,695,674
Net income allocation	8,141	805,946	814,087
Distributions	(8,152)	(807,039)	(815,191)
BALANCE DECEMBER 31, 2012	$(125,081)	$1,819,651	$1,694,570
Net income allocation	7,135	706,409	713,544
Distributions	(8,122)	(804,079)	(812,201)
BALANCE DECEMBER 31, 2013	$(126,068)	$1,721,981	$1,595,913

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31	2013	2012
OPERATING ACTIVITIES
Net income	$ 713,544	$ 814,087
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation	31,875	24,895
Changes in assets and liabilities:
Other assets	(9,913)	3,388
Incentive management fee payable to General Partners	36,120	(22,945)
Property management fees payable	16	(3,777)
Customer deposits and other liabilities	(12,386)	2,775
Net cash provided by operating activities	759,256	818,425

INVESTING ACTIVITIES
Additions to property	(22,811)	-
Net cash used in investing activities	(22,811)	-

FINANCING ACTIVITIES
Distributions to partners	(812,201)	(815,191)
Net cash used in financing activities	(812,201)	(815,191)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(75,756)	3,234
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	450,898	447,664
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 375,142	$ 450,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$ -	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Distribution due to partners included in partners' equity	$ 200,650	$ 200,650

The accompanying notes are an integral part of these Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash - The Partnership classifies its short-term investments purchased with an original maturity of three months or less as cash equivalents. As of December 31, 2013 the Partnership had no cash equivalents.

Uncollected Rental Revenue - The Partnership estimates the collectability of uncollected rental revenue on an ongoing basis by reviewing past-due monthly rents and assessing the current creditworthiness of each tenant.  Allowances are provided based on historical write-offs. Allowances on uncollected rental revenue as of December 31, 2013 and 2012 were $35,562 and $25,833, respectively.

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

Income Taxes - No provision has been made for income taxes in the accompanying financial statements. The taxable income or loss of the Partnership is allocated to each partner in accordance with the terms of the Agreement of Limited Partnership. Each partner's tax status, in turn, determines the appropriate income tax for its allocated share of the Partnership's taxable income or loss.. For the year ended December 31, 2011 the Partnership changed the accounting method for federal income tax purposes from cash to accrual basis thereby eliminating the difference in the basis of the Partnership’s assets and liabilities between tax and the GAAP basis financial statements. The change in tax accounting method resulted in an adjustment to the limited partners’ capital account for tax purposes for the year ended December 31, 2011 only in order to coincide with the accounting method used to prepare the Partnership’s GAAP basis financial statements. Accordingly there were no differences for the year ended December 31, 2013.

Revenues - Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts reduce rental income over the promotional period. Ancillary revenues and interest and other income are recognized when earned.

Advertising Expense - Costs related to advertising in Yellow Pages are capitalized and amortized over 12 months. All other advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2013 and 2012 are $179,341 and $139,930 respectively.

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

Impairment of Long-Lived Assets - The Partnership regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the asset, the Partnership would recognize an impairment loss to the extent the carrying value exceeded the fair value of the property. No impairment losses were required in 2013 or 2012.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Partnership to concentrations of credit risk consist primarily of cash and cash equivalents and uncollected rent revenue. The Partnership places its cash and cash equivalents with high credit quality institutions. Accounts at banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2013, the Partnership had $26,914 in excess of insured limits. The Partnership performs ongoing evaluations of these institutions to limit its concentration of risk exposure. Management believes this risk is not significant due to the financial strength of the financial institutions utilized by the Partnership.

Comprehensive Income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the year ended December 31, 2013 and 2012 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of December 31, 2013 and 2012, accumulated other comprehensive income was $0.

Recent Accounting Pronouncements

The Partnership has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Partnership’s financial statements.

3. PROPERTY

The total cost of property and accumulated depreciation were as follows as of December 31:

	2013	2012
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	11,033,967	11,011,156
Rental trucks	157,604	157,604
Total	13,268,198	13,245,387

Less accumulated depreciation	(11,126,728)	(11,094,853)

Property – net	$ 2,141,470	$ 2,150,534

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

6. RELATED-PARTY TRANSACTIONS

The partnership has entered into management agreements with Dahn to operate its mini-storage facilities. The management agreements provide for a management fee equal to 6% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $130,350 and $118,434 for the years ended December 31, 2013 and 2012, respectively. Amounts payable to Dahn at December 31, 2013 and 2012, were $309,146 and $309,130 respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,221. Tax fees paid to DSI Properties, Inc. for the year ended December 31, 2013 were $50,652.

ITEM 15(2)

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013

Initial Cost _				Gross Carrying Amount at December 31, 2013 _
Description	Acquisition Date	Land	Buildings and Improvements	Costs Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation

Ryan Rd, Warren, MI	02/87	$264,544	$1,715,183	$40,219	$264,544	$1,755,402	$2,019,946	$(1,743,970)
Crestwood, IL	04/87	205,960	1,631,179	42,936	205,960	1,674,115	1,880,075	(1,662,027)
Groesbeck Warren, MI	04/87	314,517	1,760,657	119,123	314,517	1,879,780	2,194,297	(1,867,170)
Forestville, MD	08/87	755,000	2,278,110	42,894	755,000	2,321,004	3,076,004	(2,301,823)
Troy, MI	06/88	536,606	3,152,736	250,931	536,606	3,403,666	3,940,272	(3,394,133)
		$2,076,627	$10,537,865	$496,103	$2,076,627	$11,033,967	$13,110,594	$(10,969,123)

Notes:

1.	Depreciation expense is computed using the straight-line method over an estimated useful life of 20 years for the buildings.
2.	There are no encumbrances.

EXHIBIT 13

2013 ANNUAL REPORT TO LIMITED PARTNERS OF

DSI REALTY INCOME FUND X

Dear Limited Partner:

This report contains the Partnership's balance sheets as of December 31, 2013 and 2012, and the related statements of income, changes in partners' equity (deficit) and cash flows for each of the two years ended December 31, 2013 accompanied by a report of Independent Registered Public Accounting firm. The Partnership's properties were each purchased for all cash and funded solely from subscriptions for limited partnership interests without the use of mortgage financing.

Your attention is directed to the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations for the General Partners' discussion and analysis of the financial statements and operations of the Partnership.

Average occupancy levels and revenue per square foot for each of the Partnership's properties for the years ended December 31, 2013 and 2012 were as follows:

			2013			2012
	Parcel		(Average)			(Average)
	Size	Date	Rentable	Revenue		Rentable	Revenue
Location	(Acres)	Opened	Sq. Ft.	Sq. Ft.	Occ %	Sq. Ft.	Sq. Ft.	Occ %
Crestwood, IL	2.96	Nov-87	49,322	9.48	83.2	49,322	8.68	76.0
Forestville, MD	4.18	Aug-88	54,923	10.62	81.3	55,193	9.00	67.2
Troy, MI	4.98	Jun-88	82,150	7.71	80.3	82,150	7.42	78.3
Warren, MI (Groesbeck)	4.76	Jan-88	57,335	7.74	72.8	57,375	7.55	64.9
Warren, MI (Ryan Rd.)	4.29	Sep-87	52,078	9.32	82.3	52,078	8.66	76.5

We will keep you informed of the activities of your Fund as they develop. If you have any questions, please contact us at your convenience at (562) 493-3022. If you would like a copy of the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (which report includes the enclosed Financial Statements), we will forward a copy of the report to you upon written request.

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

Date: March 27, 2014

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

Date: March 27, 2014

/s/ RICHARD P. CONWAY
__________________________________

Richard P. Conway
Executive Vice President of DSI Properties, Inc., General Partner (chief financial officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI REALTY INCOME FUND X (the "Partnership") on Form 10-K for the period ending December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 27, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DSI REALTY INCOME FUND X (the "Partnership") on Form 10-K for the period ending December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 27, 2014