Form 10-Q
period 2014-03-31
DSI REALTY INCOME FUND X
filed 2014-05-15
CIK 792989

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

CONDENSED BALANCE SHEETS
	As of March 31,	As of December 31,
	2014	2013
	(Unaudited)
ASSETS
Cash	$ 415,209	$ 375,142
Property Net	2,134,197	2,141,470
Uncollected Rental Revenue	143,807	142,247
Prepaid Advertising	7,344	-
Other Assets	57,024	57,024
TOTAL ASSETS	$ 2,757,581	$ 2,715,883
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Distribution due to Partners	$200,650	$200,650
Incentive Management Fee Liability	323,974	342,035
Property Management Fee Liability-related party	310,517	309,146
Deferred Income	56,026	51,461
Accrued Expenses	51,442	17,462
Other Liabilities	183,435	199,216
Total Liabilities	1,126,044	1,119,970
PARTNERS' EQUITY
General Partners	(125,712)	(126,068)
Limited Partners	1,757,249	1,721,981
Total Partners' Equity	1,631,537	1,595,913
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 2,757,581	$ 2,715,883

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUES:
Self-storage rental income	$ 655,186	$ 528,605
Ancillary operating revenue	76,713	52,309
Interest and other income	-	-
TOTAL	731,899	580,914
EXPENSES:
Depreciation	7,273	6,327
Operating	328,759	266,328
General and administrative	105,482	102,790
General partners' incentive management fee	18,058	18,058
Property management fee	36,053	29,976
Total	495,625	423,479
NET INCOME	$ 236,274	$ 157,435

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 2,363	$ 1,574
Limited partners	233,911	155,861
TOTAL	$ 236,274	$ 157,435

Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 7.36	$ 4.90

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

	General Partners	Limited Partners	Total

BALANCE, December 31, 2013	$(126,068)	$1,721,981	$1,595,913
Net Income Allocation	2,363	233,911	236,274
Distributions	(2,007)	(198,643)	(200,650)
BALANCE, March 31, 2014	$(125,712)	$1,757,249	$1,631,537

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
	2014	2013

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 236,274	$ 157,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,723	6,327
Changes in assets and liabilities:
Other assets	(8,904)	7,545
Incentive management fee payable to General Partners	(18,061)	18,059
Property management fees payable	1,371	640
Customer deposits and other liabilities	22,314	(34,485)
Net cash provided by operating activities	240,717	155,521
INVESTING ACTIVITIES:
Additions to property	-	(22,811)
Net cash used in investing activities	-	$(22,811)
FINANCING ACTIVITIES:
Distributions to partners	(200,650)	(200,650)
Net cash used in financing activities	(200,650)	(200,650)
NET DECREASE IN CASH	40,067	(67,940)
CASH AT BEGINNING OF PERIOD	375,142	450,898
CASH AT END OF PERIOD	$ 415,209	$ 382,958
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	-	-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$200,650	$200,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2014

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

The accompanying unaudited interim financial statements have been prepared by the Partnership's management in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. However, the results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2013.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation. The reclassifications were made to change the income statements presentation. The reclassifications had no effect on net income or assets and liabilities.

Significant Accounting Policies

The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended March 31, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of March 31, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

2. PROPERTY

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	11,033,967	11,033,967
Rental trucks under capital leases	157,604	157,604
Total	13,268,198	13,268,198
Less accumulated depreciation	(11,134,001)	(11,126,728)
Property – net	$ 2,134,197	$ 2,141,470

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $36,053 and $29,976, for the three month periods ended March 31, 2014 and 2013, respectively. Amounts payable to Dahn at March 31, 2014 and December 31, 2013 were $310,517 and $309,146, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,221. Tax fees paid to DSI Properties, Inc. for the three month period ended March 31, 2014 and 2013 were $12,663.

6. SUBSEQUENT EVENTS

As part of our ongoing due-diligence process as General Partners, you are being advised that the various DSI Limited Partnerships in which you may be an investor (the “Partnerships”) are in the process of obtaining an open market valuation of their self storage properties portfolio (the “Properties”). In this regard, The Partnerships have retained Bancap Self Storage Group, Inc. (“Bancap”) as their valuation consultant. Bancap is an industry leader in self storage property sales and marketing, and is uniquely positioned to obtain the best indication of potential market value.

Once the analysis has been completed, your General Partners will inform you as to the strategic options that may be available so that any recommendation can be presented to Limited Partners of the respective Partnerships.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended March 31, 2014 and 2013, revenues increased 26.0% to $731,899 from $580,914 and total expenses increased 17.0% to $495,625 from $423,479 resulting in an increase in net income of 50.1% to $236,274 from $157,435. Rental revenues increased primarily as a result of higher unit rental rates. Occupancy levels for the Partnership's mini-storage facilities averaged 86.4% for the three-month period ended March 31, 2014, compared to 70.8% for the same period in 2013. Operating expenses increased $62,431 or 23.4% primarily due to increases in advertising, real estate taxes and power sweep / snow plow expenses; partially offset by decreases in repair and maintenance and personal property tax expenses. General and administrative expenses increased $2,692 or 2.6% primarily as a result of an increase in other taxes and licenses and postage expenses; partially offset by decreases in legal and professional expenses.

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
Dated: May 15, 2014
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: May 15, 2014
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
May 15, 2014

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
May 15, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
May 15, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
May 15, 2014