Form 10-Q/A
period 2014-03-31
DSI REALTY INCOME FUND X
filed 2014-05-23
CIK 792989

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, originally filed with the Securities and Exchange Commission on May 15, 2014 (the “Original Form 10-Q”), is to furnish the exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K.

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

By: /s/ ROBERT J. CONWAY
Dated: May 22, 2014
ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: May 22, 2014
RICHARD P. CONWAY, Executive Vice President
(Chief Financial Officer and Director)