Form 10-Q
period 2014-06-30
DSI REALTY INCOME FUND X
filed 2014-08-14
CIK 792989

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	June 30, 2014	December 31, 2013 (Audited)

ASSETS:
Cash	$ 561,270	$ 375,142
Properties, netet	2,126,874	2,141,470
Uncollected rental revenue	135,050	142,247
Prepaid advertising	7,344	0
Other assets	57,024	57,024
TOTAL	$ 2,887,562	$ 2,715,883
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$ 200,650	$ 200,650
Incentive management fee liability	323,975	342,035
Property management fee liability	310,194	309,146
Deferred income	57,411	51,461
Accrued expenses	16,053	17,462
Other liabilities	255,201	199,216
Total liabilities	1,163,484	1,119,970
PARTNERS' EQUITY:
General Partners	(124,786)	(126,068)
Limited Partners	1,848,864	1,721,981
Total Partners' Equity	1,724,078	1,595,913
TOTAL	$ 2,887,562	$ 2,715,883

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	June 30, 2014	June 30, 2013

REVENUES:
Self-storage rental income	$ 635,845	$ 585,862
Ancillary operating revenue	96,568	59,068
Interest and other income	0	0
TOTAL	732,413	644,930
EXPENSES:
Depreciation	7,323	8,932
Operating	286,878	344,774
General and administrative	79,825	93,076
General partners' incentive management fee	18,059	18,062
Property management fee	37,536	30,749
TOTAL	429,621	495,593
NET INCOME	$ 302,792	$ 149,337

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 3,028	$ 1,493
Limited partners	299,764	147,844
TOTAL	$ 302,792	$ 149,337

Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 9.43	$ 4.66

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Six Months Ended
	June 30, 2014	June 30, 2013

REVENUES:
Self-storage rental income	$ 1,291,031	$ 1,114,467
Ancillary operating revenue	173,281	111,377
Interest and other income	0	0
TOTAL	1,464,312	1,225,844
EXPENSES:
Depreciation	14,596	15,259
Operating	615,637	611,102
General and administrative	185,307	195,866
General partners' incentive management fee	36,117	36,120
Property management fee	73,589	60,725
TOTAL	925,246	919,072
NET INCOME	$ 539,066	$ 306,772

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 5,391	$ 3,067
Limited partners	533,675	303,705
TOTAL	$ 539,066	$ 306,772

Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 16.79	$ 9.56

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2013	$(126,068)	$ 1,721,981	$ 1,595,913
Net Income Allocation	5,391	533,675	539,066
Distributions	(4,109)	(406,792)	(410,901)
BALANCE, June 30, 2014	$(124,786)	$ 1,848,864	$ 1,724,078

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 539,066	$ 306,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,596	15,259
Changes in assets and liabilities:
Other assets	(147)	(4,123)
Incentive management fee payable to General Partners	(18,060)	18,060
Property management fees payable	1,048	723
Customer deposits and other liabilities	60,526	55,204
Net cash provided by operating activities	597,029	391,895
INVESTING ACTIVITIES:
Additions to property	0	(22,811)
Net cash used in investing activities	0	(22,811)
FINANCING ACTIVITIES:
Distributions to partners	(410,901)	(410,901)
Net cash used in financing activities	(410,901)	(410,901)
NET DECREASE IN CASH	186,128	(41,817)
CASH AT BEGINNING OF PERIOD	375,142	450,898
CASH AT END OF PERIOD	$ 561,270	$ 409,081
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$0	$0
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$200,650	$200,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2014

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

Significant Accounting Policies

Comprehensive income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the three months ended June 30, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of June 30, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-07 Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting, in order to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2014, and interim reporting periods therein. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

 In February 2014, the FASB issued ASU 2014-04 Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, in order to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Partnership does not expect the adoption of the standard update to have a material impact on its financial position or results of operations.

 In February 2014, the FASB issued ASU 2014-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, in order to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2013. The Partnership considers the adoption of the standard update does not impact its financial position or results of operations.

 In July 2014, the FASB has issued ASU No. 2014-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which finalizes Proposed ASU No. EITF-13C, and provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. ASU No. 2014-11 applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. Further, ASU No. 2014-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The Partnership considers the adoption of the standard update will not impact its financial position or results of operations.

2. PROPERTIES

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013 (Audited)
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	11,033,967	11,033,967
Rental trucks under capital leases	157,604	157,604
Total	13,268,198	13,268,198
Less accumulated depreciation	(11,141,324)	(11,126,728)
Properties, net	$2,126,874	$ 2,141,470

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $73,589 and $60,725, for the six month periods ended June 30, 2014 and 2013, respectively. Amounts payable to Dahn at June 30, 2014 and December 31, 2013 were $310,194 and $309,146, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,221. Tax fees paid to DSI Properties, Inc. for the six month period ended June 30, 2014 were $25,326.

6. SUBSEQUENT EVENTS

Events subsequent to June 30, 2014, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Consequently, management is providing the following information:

In November of last year we notified you of our intent to seek a current market valuation of the Properties within your Fund. The financial advisor we retained, Bancap, helped us complete this procedure and we have entered into a preliminary purchase and sale agreement with a third party. That third party is currently conducting its due diligence on the properties. We will notify you of the terms and conditions of the transactions, as any sale would require approval by the holders of a majority of the Limited Partnership Units. We anticipate that the due diligence stage will be finalized in August of 2014 and we will communicate further with you regarding the situation prior to year-end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended June 30, 2014 and 2013, revenues increased 13.6% to $732,413 from $644,930 and total expenses decreased 13.3% to $429,621 from $495,593 resulting in a increase in net income of 102.8% to $302,792 from $149,337. Rental revenues increased primarily as a result of higher unit rental and occupancy rates. Occupancy levels for the Partnership's mini-storage facilities averaged 89.0% for the three-month period ended June 30, 2014, compared to 77.6% for the same period in 2013. Operating expenses decreased $57,896 or 16.8% primarily due to decreases in repair and maintenance, real estate taxes and power sweep / snow plow expenses; partially offset by increases in advertising and personal property tax expenses. General and administrative expenses decreased $13,251 or 14.2% primarily as a result of a decrease in legal and professional expenses.

For the six-month periods ended June 30, 2014 and 2013, revenues increased 19.5% to $1,464,312 from $1,225,844 and total expenses increased 0.7% to $925,246 from $919,072 resulting in a increase in net income of 75.7% to $539,066 from $306,772. Rental revenues increased primarily as a result of higher unit rental and occupancy rates. Occupancy levels for the Partnership's mini-storage facilities averaged 87.7% for the six-month period ended June 30, 2014, compared to 74.5% for the same period in 2013. Operating expenses increased $4,535 or 0.7% primarily due to increases in advertising, real estate taxes, salary and wages, employee promotional expense and power sweep / snow plow expenses; partially offset by decreases in repair and maintenance and workers compensation insurance expenses. General and administrative expenses decreased $10,559 or 5.4% primarily as a result of an decrease in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: August 14, 2014

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: August 14, 2014

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
August 14, 2014

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
August 14, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
August 14, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 14, 2014