Form 10-Q
period 2014-09-30
DSI REALTY INCOME FUND X
filed 2014-11-17
CIK 792989

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Balance Sheets (Unaudited)
	September 30, 2014	December 31, 2013 (Audited)

ASSETS:
Cash	$ 549,257	$ 375,142
Properties, net	2,119,652	2,141,470
Uncollected rental revenue	135,698	142,247
Prepaid advertising	7,344	-
Other assets	58,458	57,024
TOTAL	$ 2,870,409	$ 2,715,883
LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
Distribution due to partners	$ 200,650	$ 200,650
Incentive management fee liability	323,972	342,035
Property management fee liability – Related Party	310,489	309,146
Deferred income	48,625	51,461
Accrued expenses	18,807	17,462
Other liabilities	135,325	199,216
Total liabilities	1,037,868	1,119,970
PARTNERS' EQUITY:
General Partners	(123,702)	(126,068)
Limited Partners	1,956,243	1,721,981
Total Partners' Equity	1,832,541	1,595,913
TOTAL	$ 2,870,409	$ 2,715,883

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Three Months Ended
	September 30, 2014	September 30, 2013

REVENUES:
Self-storage rental income	$ 695,060	$ 622,459
Ancillary operating revenue	91,468	66,814
TOTAL	786,528	689,273
EXPENSES:
Depreciation	7,222	7,435
Operating	311,387	323,883
General and administrative	102,536	84,301
General partners' incentive management fee	18,054	18,060
Property management fee	38,216	34,083
TOTAL	477,415	467,762
NET INCOME	$ 309,113	$ 221,511

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 3,091	$ 2,215
Limited partners	306,022	219,296
TOTAL	$ 309,113	$ 221,511

Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 9.63	$ 6.90

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Income (Unaudited)	Nine Months Ended
	September 30, 2014	September 30, 2013

REVENUES:
Self-storage rental income	$ 1,986,091	$ 1,736,926
Ancillary operating revenue	264,749	178,191
TOTAL	2,250,840	1,915,117
EXPENSES:
Depreciation	21,818	22,694
Operating	927,024	934,985
General and administrative	287,843	280,167
General partners' incentive management fee	54,171	54,180
Property management fee	111,805	94,808
TOTAL	1,402,661	1,386,834
NET INCOME	$ 848,179	$ 528,283

AGGREGATE INCOME ALLOCATED TO:
General partners	$ 8,482	$ 5,283
Limited partners	839,697	523,000
TOTAL	$ 848,179	$ 528,283

Weighted average limited partnership units outstanding	31,783	31,783
NET INCOME ATTRIBUTABLE TO THE PARTNERSHIP PER LIMITED PARTNERSHIP UNIT	$ 26.42	$ 16.46

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Changes in Partners' Equity (Deficit) (Unaudited)
	General Partners	Limited Partners	Total

BALANCE, December 31, 2013	$(126,068)	$ 1,721,981	$ 1,595,913
Net Income Allocation	8,482	839,697	848,179
Distributions	(6,116)	(605,435)	(611,551)
BALANCE, September 30, 2014	$(123,702)	$ 1,956,243	$ 1,832,541

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

Condensed Statements of Cash Flows (Unaudited)	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

OPERATING ACTIVITIES:
Net income attributable to the Partnership	$ 848,179	$ 528,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,818	22,694
Changes in assets and liabilities:
Uncollected rental revenue, prepaid advertising and Other assets	(2,229)	(18,040)
Incentive management fee payable to General Partners	(18,063)	18,060
Property management fees payable	1,343	(63)
Customer deposits, accrued expenses and other liabilities	(65,382)	(82,806)
Net cash provided by operating activities	785,666	468,128
INVESTING ACTIVITIES:
Additions to property	-	(22,811)
Net cash (used in) investing activities	-	(22,811)
FINANCING ACTIVITIES:
Distributions to partners	(611,551)	(611,551)
Net cash (used in) financing activities	(611,551)	(611,551)
NET INCREASE/(DECREASE) IN CASH	174,115	(166,234)
CASH AT BEGINNING OF PERIOD	375,142	450,898
CASH AT END OF PERIOD	$ 549,257	$ 284,664
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Distributions due partners included in partners' equity	$200,650	$200,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

DSI REALTY INCOME FUND X
(A California Real Estate Limited Partnership)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

Significant Accounting Policies

Comprehensive income - The Partnership has adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. For the nine months ended September 30, 2014 and 2013 comprehensive income equaled net income, as the Partnership had no other comprehensive income. As of September 30, 2014 and December 31, 2013, accumulated other comprehensive income was $0.

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

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on its financial statements.

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

2. PROPERTIES

Properties owned by the Partnership are all mini-storage facilities. Depreciation is calculated using the straight-line method over the estimated useful life of 20 years. Property under capital leases is amortized over the lives of the respective leases. The total cost of property and accumulated depreciation at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013 (Audited)
Land	$ 2,076,627	$ 2,076,627
Buildings and improvements	11,033,967	11,033,967
Rental trucks under capital leases	157,604	157,604
Total	13,268,198	13,268,198
Less accumulated depreciation	(11,148,546)	(11,126,728)
Properties, net	$ 2,119,652	$ 2,141,470

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

5. RELATED-PARTY TRANSACTIONS

The Partnership has entered into a management agreement with Dahn to operate its mini-storage facilities. The management agreement provides for a management fee equal to 5% of gross revenue from operations, which is defined as the entire amount of all receipts from the renting or leasing of storage compartments and sale of locks. The management agreement is renewable annually. Dahn earned management fees equal to $111,805 and $94,808, for the nine month periods ended September 30, 2014 and 2013, respectively. Amounts payable to Dahn at September 30, 2014 and December 31, 2013 were $310,489 and $309,146, respectively.

Beginning in July 2011, the General Partner, DSI Properties, Inc. performs all tax related work with respect to the Partnership. These services are paid monthly in the amount of $4,221. Tax fees paid to DSI Properties, Inc. for the six month period ended September 30, 2014 were $37,989.

6. SUBSEQUENT EVENTS

Events subsequent to September 30, 2014, have been evaluated through the date these unaudited interim financial statements were issued to determine whether they should be disclosed to keep the unaudited interim financial statements from being misleading. Consequently, management is providing the following information:

In November of 2013 we notified you of our intent to seek a current market valuation of the Properties within your Fund. The financial advisor we retained, Bancap, helped us complete this procedure and we have entered into a preliminary purchase and sale agreement with a third party. That third party has concluded its due diligence on the properties. We have filed preliminary proxy material with the SEC and are currently awaiting final comments. Once final comments are received, a definitive proxy including the terms and conditions of the transactions will be filed and mailed to the Limited Partners.  Any sale would require approval by the holders of a majority of the Limited Partnership Units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Revenue recognition - Revenue is recognized using the accrual method based on contractual amounts provided for in the lease agreements, which approximates recognition on a straight-line basis. The term of the lease agreements is usually less than one year.

RESULTS OF OPERATIONS

2014 COMPARED TO 2013

For the three-month periods ended September 30, 2014 and 2013, revenues increased 14.1% to $786,528 from $689,273 and total expenses increased 2.1% to $477,415 from $467,762 resulting in an increase in net income of 39.5% to $309,113 from $221,511. Rental revenues increased primarily as a result of higher unit rental and occupancy rates. Occupancy levels for the Partnership's mini-storage facilities averaged 91.7% for the three-month period ended September 30, 2014, compared to 84.4% for the same period in 2013. Operating expenses decreased $12,496 or 3.9% primarily due to decreases in repair and maintenance expenses; partially offset by increases in salary and wages expenses. General and administrative expenses increased $18,235 or 21.6% primarily as a result of an increase in legal and professional expenses.

For the nine-month periods ended September 30, 2014 and 2013, revenues increased 17.5% to $2,250,840 from $1,915,117 and total expenses increased 1.1% to $1,402,661 from $1,386,834 resulting in a increase in net income of 60.6% to $848,179 from $528,283. Rental revenues increased primarily as a result of higher unit rental and occupancy rates. Occupancy levels for the Partnership's mini-storage facilities averaged 89.1% for the nine-month period ended September 30, 2014, compared to 77.8% for the same period in 2013. Operating expenses decreased $7,961 or 0.9% primarily due to decreases in repairs and maintenance expenses; partially offset by increases in advertising, real estate taxes, salary and wages, power sweep / snow plow and rental units insurance expenses. General and administrative expenses increased $7,676 or 2.7% primarily as a result of an increase in legal and professional expenses.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer
32.1 Section 1350 Certification: Principal Executive Officer
32.2 Section 1350 Certification: Principal Financial Officer
101 The unaudited financial statements and footnotes from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets (Unaudited); (ii) Condensed Statements of Income (Unaudited); (iii) Condensed Statements of Stockholders’ Equity (Unaudited); (iv) Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Condensed Financial Statements, tagged as blocks of text.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DSI REALTY INCOME FUND X,
a California Limited Partnership
by: DSI Properties, Inc., a California Corporation, as General Partner

By: /s/ ROBERT J. CONWAY

Dated: November 14, 2014

ROBERT J. CONWAY, President
(Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY

Dated: November 14, 2014

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
November 14, 2014

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
November 14, 2014

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert J. Conway, President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief executive officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

/s/ ROBERT J. CONWAY

Robert J. Conway
President of DSI Properties, Inc.,
General Partner (chief executive officer)
November 14, 2014

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of DSI Realty Income Fund X (the "Partnership") on Form 10-Q for the period ending September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard P. Conway, Executive Vice President of DSI Properties, Inc., General Partner of the Partnership, and performing the functions of chief financial officer of the Partnership, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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
November 14, 2014