Form 10-K/A
period 2014-12-31
DSI REALTY INCOME FUND X
filed 2015-04-09
CIK 792989

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

Large accelerated filer [ ] Accelerated filer [ ]  Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission on March 31, 2015 (the “Original Form 10-K”), is to furnish the exhibits required by Item 601(b) (101) (interactive Data File) of Regulation S-K.

No other changes have been made to the Original Form 10-K and the Original Form 10-K has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

13 Annual Report Letter to Limited Partners. Incorporated by reference to Exhibit 13 to the Registrant’s Annual Report on Form 10-K (File Number 000-15346) for the year ended December 31, 2014.

31.1 Rule 13a-14(a)/15d-14(a) Certification: Principal Executive Officer. Incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K (File Number 000-15346) for the year ended December 31, 2014.

31.2 Rule 13a-14(a)/15d-14(a) Certification: Principal Financial Officer. Incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K (File Number 000-15346) for the year ended December 31, 2014.

32.1 Section 1350 Certification: Principal Executive Officer. Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File Number 000-15346) for the year ended December 31, 2014.

32.2 Section 1350 Certification: Principal Financial Officer. Incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K (File Number 000-15346) for the year ended December 31, 2014.

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
Dated: April 7, 2015
ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: April 7, 2015
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
Dated: April 7, 2015
ROBERT J. CONWAY, (President, Chief Executive Officer and Director)

By: /s/ RICHARD P. CONWAY
Dated: April 7, 2015
RICHARD P. CONWAY, (Executive Vice President, Chief Financial Officer)